Form 10-Q
period 2016-09-30
Checkpoint Therapeutics, Inc.
filed 2016-11-14
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to

Commission File Number 000-55506

CHECKPOINT THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-2568632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Gansevoort Street, 9th Floor, New York NY 10014

(Address of principal executive offices and zip code)

(781) 652-4500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 4, 2016
Class A Common Stock, $0.0001 par value	7,000,000
Common Stock, $0.0001 par value	17,045,876

CHECKPOINT THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended September 30, 2016

Checkpoint Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$39,354	$50,418
Prepaid expenses and other assets	24	171
Other receivables - related party	574	65
Total current assets	39,952	50,654
Total Assets	$39,952	$50,654

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$4,166	$1,288
Accounts payable and accrued expenses - related party	293	502
Total current liabilities	4,459	1,790

Note payable, long-term (net of debt discount of $0 and $324 at September 30, 2016 and December 31, 2015, respectively)	-	2,468
Total Liabilities	4,459	4,258

Commitments and Contingencies

Stockholders' Equity
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Class A common shares, 7,000,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1	1
Common shares, 17,045,876 shares and 15,989,315 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	2	1
Common stock issuable, 0 and 688,755 shares as of September 30, 2016 and December 31, 2015, respectively	-	3,024
Additional paid-in capital	63,520	57,262
Accumulated deficit	(28,030)	(13,892)
Total Stockholders’ Equity	35,493	46,396
Total Liabilities and Stockholders’ Equity	$39,952	$50,654

The accompanying notes are an integral part of these unaudited condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue - related party	$546	$25	$2,072	$525

Operating expenses:
Research and development	4,713	3,485	12,524	5,964
General and administrative	972	219	3,377	332
Total operating expenses	5,685	3,704	15,901	6,296
Loss from operations	(5,139)	(3,679)	(13,829)	(5,771)

Other income (expense)
Interest income	11	-	35	-
Interest expense	-	(70)	(344)	(70)
Total other income (expense)	11	(70)	(309)	(70)
Net Loss	$(5,128)	$(3,749)	$(14,138)	$(5,841)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(0.24)	$(0.44)	$(0.66)	$(0.71)

Basic and diluted weighted average number of common shares outstanding	21,798,280	8,528,824	21,435,202	8,271,618

The accompanying notes are an integral part of these unaudited condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statement of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Class A Common Shares		Common Shares		Common Shares	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2015	7,000,000	$1	15,989,315	$1	$3,024	$57,262	$(13,892)	$46,396
Issuance of common shares and warrants for cash	-	-	126,640	-	-	570	-	570
Stock-based compensation expenses	-	-	238,000	-	-	2,651	-	2,651
Issuance of common shares - Founders Agreement (see Note 4)	-	-	691,921	1	(3,024)	3,037	-	14
Net loss	-	-	-	-	-	-	(14,138)	(14,138)
Balances at September 30, 2016	7,000,000	$1	17,045,876	$2	$-	$63,520	$(28,030)	$35,493

The accompanying notes are an integral part of these unaudited condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(14,138)	$(5,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expenses	2,651	2,084
Issuance of common shares - Founders Agreement	14	-
Issuance of common shares for license expenses	-	633
Amortization of debt discount	324	28
Research and development-licenses acquired, expensed	3,060	2,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	147	(78)
Other receivables - related party	(509)	(1)
Accounts payable and accrued expenses	2,669	794
Net cash used in operating activities	(5,782)	(381)

Cash Flows from Investing Activities:
Purchase of research and development licenses	(3,060)	(2,000)
Net cash used in investing activities	(3,060)	(2,000)

Cash Flows from Financing Activities:
Proceeds from note payable, net of debt discount	-	2,554
Payment of note payable	(2,792)	-
Proceeds from issuance of common stock, net of offering costs of $0 and $1,507, respectively	570	11,068
Net cash (used in) provided by financing activities	(2,222)	13,622

Net (decrease) increase in cash	(11,064)	11,241
Cash at beginning of period	50,418	-
Cash at end of period	$39,354	$11,241

Supplemental disclosure of cash flow information:
Cash paid for interest	$20	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 — Organization and Description of Business Operations

Checkpoint Therapeutics, Inc. (the “Company” or “Checkpoint”) was incorporated in Delaware on November 10, 2014. Checkpoint is an immuno-oncology biopharmaceutical company focused on the acquisition, development and commercialization of novel, non-chemotherapy, immune-enhanced combination treatments for patients with solid tumor cancers. The Company may acquire rights to these technologies by licensing the rights or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market.

The Company is a majority controlled subsidiary of Fortress Biotech, Inc. (“Fortress”).

The Company’s common stock is listed on the OTCQX market and trades under the symbol “CKPT.”

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2016, the Company had an accumulated deficit of $28.0 million.

On February 23, 2016, the Company closed on gross proceeds of $0.6 million, before expenses, in a private placement of shares and warrants to Opus Point Healthcare Fund GP, LLC, a fund managed by Opus Point Partners Management, LLC, a related party. The financing involved the sale of units, each consisting of 10,000 shares of common stock and a warrant exercisable for 3,500 shares of common stock at an exercise price of $7.00 per share, for a purchase price of $45,000 per unit. The warrants have a five-year term and are only exercisable for cash. Due to the absence of a placement agent in this transaction, the net proceeds to, and warrants issued by, the Company were consistent with terms of the December 2015 third-party financing, which included the payment of fees and issuance of warrants to a placement agent.

The Company expects to use the proceeds from the above transaction primarily for general corporate purposes, which may include financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at September 30, 2016, are sufficient to fund its anticipated operating cash requirements for approximately the next 18 to 21 months.

Note 2 — Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They may not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements contained in our Form 10 for the year ended December 31, 2015. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Other Receivables – Related Party

Other receivables consist of amounts due to the Company for reimbursement costs from TG Therapeutics, Inc. (“TGTX”), a related party, and are recorded at the invoiced amount.

Research and Development Costs

Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Upfront and milestone payments due to third parties that perform research and development services on the Company’s behalf will be expensed as services are rendered or when the milestone is achieved.

Research and development costs primarily consist of personnel related expenses, including salaries, benefits, travel, and other related expenses, stock-based compensation, payments made to third parties for license and milestone costs related to in-licensed products and technology, payments made to third party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials, consultants, the cost of acquiring and manufacturing clinical trial materials, costs associated with regulatory filings, laboratory costs and other supplies.

In accordance with Accounting Standards Codification (“ASC”) 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. Such licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and has no alternative future use.

Annual Equity Fee

Under the Founder’s Agreement with Checkpoint dated March 17, 2015 and amended and restated on July 11, 2016, Fortress is entitled to an annual fee on each anniversary of the Agreement equal to 2.5% of fully diluted outstanding equity, payable in Checkpoint common shares (“Annual Equity Fee”). The Annual Equity Fee was part of the consideration payable for formation of the Company, identification of certain assets, including the license contributed to Checkpoint by Fortress (see Note 4).

The Company recorded the Annual Equity Fee in connection with the Founders Agreement with Fortress as contingent consideration.  Contingent consideration is recorded when probable and reasonably estimable. The Company’s future share prices and shares outstanding cannot be estimated prior to the issuance of the Annual Equity Fee due to the nature of its assets and the Company’s stage of development. Due to these uncertainties, the Company has concluded that it is unable to reasonably estimate the contingent consideration until shares are actually issued on March 17 of each year. Because the issuance of shares on March 17, 2016 occurred prior to the issuance of the December 31, 2015 financial statements, the Company recorded $3.0 million in research and development expense and a credit to Common shares issuable - Founders Agreement during the year ended December 31, 2015.

Stock-Based Compensation Expenses

The Company expenses stock-based compensation to employees over the requisite service period based on the estimated grant-date fair value of the awards and forfeiture rates. For stock-based compensation awards to non-employees, the Company re-measures the fair value of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value of these non-employee awards are recognized as stock-based compensation expense in the period of change.

Fair Value Measurement

The Company follows the accounting guidance in ASC 820 for its fair value measurements of financial assets and liabilities measured at fair value on a recurring basis. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The accounting guidance requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices, for similar assets or liabilities that are directly or indirectly observable in the marketplace.

Level 3: Unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Revenue Recognition

Reimbursement Arrangements and Collaborative Arrangements

The Company is reimbursed by TGTX, a related party, for their share of the cost of the license and future milestone payments that are payable to Dana-Farber Cancer Institute pursuant to the license agreement, for costs incurred as part of the Sponsored Research Agreement between the Company and NeuPharma, Inc. (“NeuPharma”), and for certain development and patent costs incurred pursuant to the sublicense agreement for CK-103 (see Note 3). The gross amount of these reimbursed costs are reported as revenue in the accompanying Statements of Operations. The Company acts as a principal, bears credit risk and may perform part of the services required in the transactions. Consistent with ASC 605-45-15 these reimbursements are treated as revenue to the Company. The actual expenses creating the reimbursements are reflected as research and development expenses.

The Company recognizes revenue for the performance of services or the shipment of products when each of the following four criteria is met: (i) persuasive evidence of an arrangement exists; (ii) products are delivered or as services are rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

The Company follows ASC 605-25, Revenue Recognition - Multiple-Element Arrangements and ASC 808, Collaborative Arrangements, if applicable, to determine the recognition of revenue under our collaborative research, development and commercialization agreements. The terms of these agreements generally contain multiple elements, or deliverables, which may include (i) grants of licenses, or options to obtain licenses, to our intellectual property, (ii) research and development services, (iii) drug product manufacturing, and/or (iv) participation on joint research and/or joint development committees. The payments the Company may receive under these arrangements typically include one or more of the following: non-refundable, up-front license fees; option exercise fees; funding of research and/or development efforts; amounts due upon the achievement of specified objectives; and/or royalties on future product sales.

ASC 605-25 provides guidance relating to the separability of deliverables included in an arrangement into different units of accounting and the allocation of arrangement consideration to the units of accounting. The evaluation of multiple-element arrangements requires management to make judgments about (i) the identification of deliverables, (ii) whether such deliverables are separable from the other aspects of the contractual relationship, (iii) the estimated selling price of each deliverable, and (iv) the expected period of performance for each deliverable.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

To determine the units of accounting under a multiple-element arrangement, management evaluates certain separation criteria, including whether the deliverables have stand-alone value, based on the relevant facts and circumstances for each arrangement. Management then estimates the selling price for each unit of accounting and allocates the arrangement consideration to each unit utilizing the relative selling price method. The allocated consideration for each unit of accounting is recognized over the related obligation period in accordance with the applicable revenue recognition criteria.

If there are deliverables in an arrangement that are not separable from other aspects of the contractual relationship, they are treated as a combined unit of accounting, with the allocated revenue for the combined unit recognized in a manner consistent with the revenue recognition applicable to the final deliverable in the combined unit. Payments received prior to satisfying the relevant revenue recognition criteria are recorded as deferred revenue in the Balance Sheet and recognized as revenue in the Condensed Statements of Operations when the related revenue recognition criteria are met. See Note 3 for a description of the collaborative arrangement.

Revenue Recognition – Milestone Method

The Company follows ASC 605-28, Revenue Recognition—Milestone Method to evaluate whether each milestone under a license agreement is substantive. This evaluation includes an assessment of whether (i) the consideration is commensurate with either (a) the entity's performance to achieve the milestone, or (b) the enhancement of the value of the delivered item as a result of a specific outcome resulting from the entity's performance to achieve the milestone, (ii) the consideration relates solely to past performance and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the preclinical, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. If a substantive milestone is achieved, the Company would recognize revenue related to the milestone in its entirety in the period in which the milestone was achieved, assuming all other revenue recognition criteria were met.  Commercial milestones would be accounted for as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria were met.

Income Taxes

For purposes of these financial statements, the Company’s income tax expense and deferred tax balances have been recorded as if it filed tax returns on a stand-alone basis separate from Fortress.

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit.

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A common stock pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of warrants, as their inclusion would be anti-dilutive. There are 2,222,375 and 1,500,000 shares of unvested restricted stock and 4,331,106 and 980,250 warrants outstanding as of September 30, 2016 and 2015, respectively, which are excluded from the computations of net loss per share.

Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of this new pronouncement on its Condensed Statements of Cash Flows.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in ASU 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company does not expect this standard to have a material impact on its condensed financial statements upon adoption.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”). The purpose of ASU 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. The amendments in ASU 2016-08 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of implementation and transition approach of ASU 2016-08 on the condensed financial statements and related disclosures, including the impact the new ASU will have on its collaborative arrangements accounted for pursuant to ASC 808.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2016-02 on its financial statements. As the Company has no leases currently, it does not expect this standard to have a material impact on its condensed financial statements.

Note 3 – License Agreements

Dana-Farber Cancer Institute

In March 2015, the Company entered into an exclusive license agreement with Dana-Farber to develop a portfolio of fully human immuno-oncology targeted antibodies. Under the terms of the agreement, the Company paid Dana-Farber an up-front licensing fee of $1.0 million and, on May 11, 2015, granted Dana-Farber 500,000 shares, valued at $32,500 or $0.065 per share. The agreement included an anti-dilution clause that maintained Dana-Farber’s ownership at 5% until such time that the Company raised $10 million in cash in exchange for common shares. Pursuant to this provision, on September 30, 2015, the Company granted to Dana-Farber an additional 136,830 shares of common stock valued at approximately $0.6 million and the anti-dilution clause thereafter expired. Dana-Farber is eligible to receive payments of up to an aggregate of approximately $21.5 million for each licensed product upon the Company’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. In addition, Dana-Farber is eligible to receive up to an aggregate of $60.0 million upon the Company’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales. Following the second anniversary of the effective date of the license agreement, Dana-Farber will receive an annual license maintenance fee, which is creditable against milestone payments or royalties due to Dana-Farber. The portfolio of antibodies licensed from Dana-Farber include antibodies targeting PD-L1, GITR and CAIX.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

In connection with the license agreement with Dana-Farber, the Company entered into a collaboration agreement with TGTX, a related party, to develop and commercialize the Anti-PD-L1 and Anti-GITR antibody research programs in the field of hematological malignancies, while the Company retains the right to develop and commercialize these antibodies in the field of solid tumors. Michael Weiss, Executive Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, Interim President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the collaboration agreement, TGTX paid the Company $0.5 million, representing a reimbursement for their share of the licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $21.5 million for each product upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, the Company is eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered high single digit percentage of net sales. Following the second anniversary of the effective date of the agreement, the Company will receive an annual license maintenance fee, which is creditable against milestone payments or royalties due to the Company. The Company recognized $0 and $25,000, respectively, for the three months ended September 30, 2016 and 2015, and $20,000 and $0.5 million, respectively, for the nine months ended September 30, 2016 and 2015, in revenue from its collaboration agreement with TGTX in the Condensed Statements of Operations.

NeuPharma, Inc.

In March 2015, Fortress entered into an exclusive license agreement with NeuPharma to develop and commercialize novel irreversible, 3rd generation EGFR inhibitors, including CK-101, on a worldwide basis other than certain Asian countries. On the same date, Fortress assigned all of its right and interest in the EGFR inhibitors to the Company. Under the terms of the license agreement, the Company paid NeuPharma an up-front licensing fee of $1.0 million, and NeuPharma is eligible to receive payments of up to an aggregate of approximately $40.0 million per licensed product upon the Company’s successful achievement of certain clinical development and regulatory milestones in up to three indications, of which $22.5 million are due upon various regulatory approvals to commercialize the products. In addition, NeuPharma is eligible to receive payments of up to an aggregate of $40.0 million upon the Company’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered mid to high-single digit percentage of net sales.

In September 2016 the Company dosed the first patient in a Phase 1/2 clinical study of CK-101. Under the terms of the license agreement with NeuPharma, the Company expensed a non-refundable milestone payment of $1.0 million, which is included in the Condensed Statements of Operations for the three and nine months ended September 30, 2016.

In connection with the license agreement with NeuPharma, in March 2015, Fortress entered into an option agreement with TGTX, a related party, which agreement was assigned to the Company by Fortress on the same date, for a global collaboration with the future development of the certain compounds licensed. The option was extended by the Company and TGTX on July 8, 2016 for an additional 176 days, to December 31, 2016.

Also in connection with the license agreement with NeuPharma, the Company entered into a Sponsored Research Agreement with NeuPharma for certain research and development activities. Effective January 11, 2016, TGTX agreed to assume all costs associated with this Sponsored Research Agreement and reimbursed the Company for all amounts previously paid by the Company.  For the three and nine months ended September 30, 2016, the Company recognized $251,000 and $732,000, respectively, in revenue in connection with the reimbursement of costs related to the Sponsored Research Agreement in the Condensed Statements of Operations. There was no related revenue recognized during the same periods of 2015.

Teva Pharmaceutical Industries Ltd. (through its subsidiary, Cephalon, Inc.)

In December 2015, Fortress entered into a license agreement with Teva Pharmaceutical Industries Ltd. through its subsidiary, Cephalon, Inc. (“Cephalon”). This agreement was assigned to the Company by Fortress on the same date. Under the terms of the license agreement, Checkpoint obtained an exclusive, worldwide license to Cephalon’s patents relating to CEP-8983 and its small molecule prodrug, CEP-9722, a PARP inhibitor, which the Company now refers to as CK-102. The Company paid Cephalon an up-front licensing fee of $0.5 million. Cephalon is eligible to receive milestone payments of up to an aggregate of approximately $220.0 million upon the Company’s successful achievement of certain clinical development, regulatory approval and product sales milestones, of which approximately $206.5 million are due on or following regulatory approvals to commercialize the product. In addition, Cephalon is eligible to receive royalty payments based on a tiered low double digit percentage of net sales.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Jubilant Biosys Limited

In May 2016, the Company entered into a License Agreement with Jubilant Biosys Limited (“Jubilant”), whereby the Company obtained an exclusive, worldwide license to Jubilant’s family of patents covering compounds that inhibit BRD4, a member of the BET domain for cancer treatment, which the Company refers to as CK-103. Under the terms of the agreement, the Company paid Jubilant an up-front licensing fee of $2.0 million, included in research and development expenses on the Company’s Condensed Statements of Operations for the nine months ended September 30, 2016, and Jubilant is eligible to receive payments up to an aggregate of approximately $89.0 million upon the Company’s successful achievement of certain preclinical, clinical development, and regulatory milestones, of which $59.5 million are due upon various regulatory approvals to commercialize the products. In addition, Jubilant is eligible to receive payments up to an aggregate of $89.0 million upon the Company’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales.

In connection with the license agreement with Jubilant, the Company entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retains the right to develop and commercialize these compounds in the field of solid tumors. Michael Weiss, Executive Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, Interim President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the Sublicense Agreement, TGTX paid the Company $1.0 million, representing a reimbursement for their share of the licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.5 million upon TGTX’s successful achievement of preclinical, clinical development, and regulatory milestones. This is comprised of up to approximately $0.3 million upon TGTX’s successful achievement of one preclinical milestone, up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, the Company is eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of three sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also reimburses the Company for 50% of IND enabling costs and patent expenses. For the three and nine months ended September 30, 2016, the Company recognized $0.3 million and $1.3 million, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations. There was no related revenue recognized during the same periods of 2015.

Note 4 – Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

Effective March 17, 2015, the Company entered into a Founders Agreement with Fortress, which was amended and restated on July 11, 2016 (the “Founders Agreement”). The Founders Agreement provides, that in exchange for the time and capital expended in the formation of Checkpoint and the identification of specific assets the acquisition of which resulted in the formation of a viable emerging growth life science company, the Company assumed $2.8 million in debt that Fortress accumulated under the NSC Note (see Note 5) for expenses and costs of forming Checkpoint, and the Company shall also: (i) issue annually to Fortress, on the anniversary date of the Founders Agreement, shares of common stock equal to two and one-half percent (2.5%) of the fully-diluted outstanding equity of Checkpoint at the time of issuance; (ii) pay an equity fee in shares of common stock, payable within five (5) business days of the closing of any equity or debt financing for Checkpoint or any of its respective subsidiaries that occurs after the effective date of the Founders Agreement and ending on the date when Fortress no longer has majority voting control in Checkpoint’s voting equity, equal to two and one-half percent (2.5%) of the gross amount of any such equity or debt financing; and (iii) pay a cash fee equal to four and one half percent (4.5%) of Checkpoint’s annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a change in control (as such term is defined in the Founders Agreement), Checkpoint will pay a one-time change in control fee equal to five (5x) times the product of (i) monthly net sales for the twelve (12) months immediately preceding the change in control and (ii) four and one-half percent (4.5%). The Founders Agreement has a term of fifteen years, after which it automatically renews for one year periods unless Fortress gives the Company notice of termination. The Founders Agreement will also automatically terminate upon a change of control.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of our actions or inactions based upon their advice. Fortress and its affiliates, including all members of the Company’s Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. For the three months ended September 30, 2016 and 2015, the Company recognized approximately $125,000 and $271,000, respectively, in expense in its Condensed Statements of Operations related to the MSA. For the nine months ended September 30, 2016 and 2015, the Company recognized approximately $375,000 and $271,000, respectively.

Note 5 – NSC Note

In March 2015, Fortress closed the private placement of a promissory note for $10 million through National Securities Corporation (the “NSC Note”) and used the proceeds to acquire medical technologies and products. National Securities Corporation (“NSC”), a wholly owned subsidiary of National Holdings, Inc., acted as the sole placement agent for the NSC Note. The NSC Note allowed Fortress to transfer a portion of the proceeds from the NSC Note to the Company pursuant to which the Company executed an identical NSC Note in favor of NSC. Accordingly, the Company assumed $2.8 million under the NSC Note as part of the Founders Agreement (see Note 4) and issued NSC 139,592 warrants to purchase its common stock, which was equal to twenty-five percent (25%) of the amount of NSC Note proceeds the Company received from Fortress divided by the lowest price at which the Company next sold common stock. The warrant issued has a term of 10 years and an exercise price equal to the par value of the Company’s common stock. In February 2016, the Company paid NSC $2.8 million representing repayment of the assumed NSC Note principal and accrued interest as of the date of payment. Approximately $324,000 of unamortized debt discount was accelerated into interest expense upon payment.

The NSC Note had a maturity of 36 months, provided that during the first 24 months the maturity date could be extended by six months. No principal amount was due for the first 24 months (or the first 30 months if the maturity date was extended). Thereafter, the NSC Note would have been repaid at the rate of 1/12 of the principal amount per month for a period of 12 months. Interest on the note was 8% payable quarterly during the first 24 months (or the first 30 months if the note was extended) and payable monthly during the last 12 months.

As of September 30, 2016, the Company’s portion of the NSC Note was $0. For the three months ended September 30, 2016 and 2015, the Company recorded costs of approximately $0 and $28,000, respectively, related to the amortization of the debt discount and $0 and $41,000, respectively, of interest expense at 8%, both recorded in interest expense in the Condensed Statements of Operations. For the nine months ended September 30, 2016 and 2015, the Company recorded costs of approximately $324,000 and $28,000, respectively, related to the amortization of the debt discount and $20,000 and $41,000, respectively, of interest expense at 8%, both recorded in interest expense in the Condensed Statements of Operations.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The following table summarizes the Company’s Amended NSC Note activities as of September 30, 2016 (in thousands).

	NSC Note Payable	Discount	NSC Note Payable, Net
December 31, 2015 balance	$2,792	$(324)	$2,468
Payment of NSC debt	(2,792)	-	(2,792)
Amortization of debt discount	-	324	324
September 30, 2016 balance	$-	$-	$-

Note 6 — Stockholders’ Equity

Common Stock

The Company is authorized to issue 50,000,000 common shares with a par value of $0.0001 per share, of which 15,000,000 shares are designated as “Class A common stock”. As of September 30, 2016, there were 7,000,000 shares of Class A common stock issued and outstanding to Fortress. Dividends are to be distributed pro-rata to the Class A and common stock holders. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stock holders are entitled to a number of votes per share equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by the Company’s stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

Offerings and Issuances of Common Stock and Warrants

On February 23, 2016, the Company closed on proceeds of $0.6 million in a private placement of shares and warrants to Opus Point Healthcare Fund GP, LLC, a fund managed by Opus Point Partners Management, LLC, a related party. The financing involved the sale of units, each consisting of 10,000 shares of common stock and a warrant exercisable for 3,500 shares of common stock at an exercise price of $7.00 per share, for a purchase price of $45,000 per unit. The warrants have a five-year term and are only exercisable for cash. The Company issued 126,640 unregistered shares of common stock and 44,324 warrants in connection with this transaction. Due to the absence of a placement agent in this transaction, the net proceeds to, and warrants issued by, the Company were consistent with terms of the December 2015 third-party financing, which included the payment of fees and issuance of warrants to a placement agent.

Pursuant to the Founders Agreement, the Company issued 3,166 shares to Fortress, representing 2.5% of the aggregate number of shares of common stock issued in the offering noted above. For the nine months ended September 30, 2016, the Company recorded expense of approximately $14,000, related to this stock grant, which is included in general and administrative expenses in the Company’s Condensed Statements of Operations.

Also pursuant to the Founders Agreement, on March 17, 2016 the Company issued 688,755 shares of common stock to Fortress, which equaled 2.5% of the fully-diluted outstanding equity of Checkpoint at the time of issuance for the Annual Equity Fee (see Note 4).

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Restricted Stock

In March 2015, the Company issued a restricted stock grant to Dr. Marasco for services in connection with its Scientific Advisory Board. Dr. Marasco was issued a grant for 1.5 million shares of common stock, which vested 25% on the first anniversary of the grant date and monthly thereafter for 48 months. The Company valued the restricted stock utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8% and a weighted average cost of capital of 30%, resulting in a value of $0.065 per share on grant date. At December 31, 2015, the Company re-measured this non-employee restricted stock utilizing a market approach, based upon a third party financing. Such valuation resulted in a value of $4.39 per share utilizing a volatility of 83%, a risk free rate of return of 1.5% and a term of five years. At September 30, 2016, the Company re-measured this non-employee restricted stock utilizing a market approach, based upon a third party financing. Such valuation resulted in a value of $4.42 per share utilizing a volatility of 83%, a risk free rate of return of 1.35% and a term of five years. For the three months ended September 30, 2016 and 2015, in connection with this grant, the Company recorded expense of $0.4 million and $2.1 million, respectively, in research and development expenses on the Company’s Condensed Statements of Operations. For the nine months ended September 30, 2016 and 2015, the Company recorded expense of $1.6 million and $2.1 million, respectively, in research and development expenses on the Company’s Condensed Statements of Operations.

Certain employees and directors have been awarded restricted stock under our 2015 Incentive Plan. The Company incurred approximately $0.3 million and $1.0 million, respectively, related to stock-based compensation expense for the three and nine months ended September 30, 2016, which is included in general and administrative expenses on the Company’s Condensed Statements of Operations. The Company incurred approximately $20,000 related to stock-based compensation expense for the three and nine months ended September 30, 2016, which is included in research and development expenses on the Company’s Condensed Statements of Operations There were no related expenses recognized during the same periods in 2015.

The following table summarizes restricted stock award activity for the nine months ended September 30, 2016.

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	2,500,000	$1.73
Granted	238,000	4.40
Vested	(515,625)	0.07
Nonvested at September 30, 2016	2,222,375	$2.41

As of September 30, 2016, there was $4.5 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over weighted-average period of 1.98 years.

This amount does not include 333,334 shares of restricted stock outstanding as of September 30, 2016 which are performance-based and vest upon achievement of certain corporate milestones. Stock-based compensation for these awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Total shares available for the issuance of stock-based awards under the Company’s 2015 Incentive Plan was 762,000 shares at September 30, 2016.

Warrants

A summary of warrant activities for six months ended September 30, 2016 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2015	4,286,782	$6.61	5.68
Granted	44,324	7.00	4.40
Outstanding as of September 30, 2016	4,331,106	$6.62	4.92

Upon the exercise of warrants, the Company will issue new shares of its common stock.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2016 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$411	$2,071	$1,635	$2,084
General and administrative	349	-	1,016	-
Total stock-based compensation expense	$760	$2,071	$2,651	$2,084

Item 2.          Financial Information.

Management’s Discussion and Analysis of the Results of Operations

Forward-Looking Statements

Statements in the following discussion and throughout this report that are not historical in nature are “forward-looking statements.” You can identify forward-looking statements by the use of words such as “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions, although not all forward-looking statements contain these identifying words. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to significant risks and uncertainties and we can give no assurances that our expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described under Item 1A “Risk Factors.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We are an immuno-oncology biopharmaceutical company focused on the acquisition, development and commercialization of novel, non-chemotherapy, immune-enhanced combination treatments for patients with solid tumor cancers. We aim to acquire rights to these technologies by licensing the rights or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market. Currently, we are developing a portfolio of fully human immuno-oncology targeted antibodies generated in the laboratory of Dr. Wayne Marasco, MD, PhD, a professor in the Department of Cancer Immunology and AIDS at Dana-Farber Cancer Institute (“Dana-Farber”). The portfolio of antibodies we licensed from Dana-Farber includes antibodies targeting PD-L1, GITR and CAIX (together, the “Dana-Farber Antibodies”). We plan to develop these novel immuno-oncology and checkpoint inhibitor antibodies on their own and in combination with each other, as published literature suggests that combinations of these targets may work synergistically together. We expect to submit IND applications for our anti-PD-L1, anti-GITR and anti-CAIX antibodies in 2017. We have also licensed and are developing three oral targeted anti-cancer therapies consisting of an inhibitor of EGFR mutations, an inhibitor of the BET protein, BRD4, and an inhibitor of PARP. We submitted an IND application to the U.S. Food and Drug Administration (“FDA”) for our EGFR inhibitor, which was accepted in August 2016, and in September 2016 we dosed the first patient in a Phase 1/2 clinical trial. We plan to submit an IND application for our BET inhibitor in 2017. We are currently developing a clinical program for our PARP inhibitor, which we expect to commence in 2017. Additionally, we will seek to add additional immuno-oncology drugs as well as other targeted therapies to create wholly-owned proprietary combinations that leverage the immune system and other complimentary mechanisms.

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2016, we have an accumulated deficit of $28.0 million.

We are a majority controlled subsidiary of Fortress.

Checkpoint Therapeutics, Inc. was incorporated in Delaware on November 10, 2014 and commenced principal operations in March 2015. Our executive offices are located at 2 Gansevoort Street, 9th Floor, New York, NY 10014. Our telephone number is (781) 652-4500 and our email address is ir@checkpointtx.com.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

Revenue

For the three months ended September 30, 2016, revenue was approximately $0.5 million compared to approximately $25,000 for the comparable period of 2015, an increase of $0.5 million. Revenue for the current period consisted of approximately $0.3 million from TG Therapeutics, Inc. (“TGTX”), a related party, in connection with the reimbursement of costs for the Sponsored Research Agreement with NeuPharma, Inc. (“NeuPharma”) and approximately $0.2 million from TGTX for the reimbursement of costs related to the sublicense agreement in connection with the license agreement with Jubilant Biosys Limited (“Jubilant”). Revenue for the prior period consisted of the reimbursement of patent costs by TGTX related to the Dana-Farber Antibodies.

Research and Development Expenses

Research and development expenses primarily consist of personnel related expenses, including salaries, benefits, travel, and other related expenses, stock-based compensation, payments made to third parties for license and milestone costs related to in-licensed products and technology, payments made to third party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials, consultants, the cost of acquiring and manufacturing clinical trial materials, costs associated with regulatory filings and patents, laboratory costs and other supplies.

For the three months ended September 30, 2016, research and development expenses were approximately $4.7 million, compared to approximately $3.5 million for the comparable period of 2015, an increase of $1.2 million. The current period research and development expenses primarily consisted of $1.0 million due to NeuPharma upon first dosing of a patient in our Phase 1 clinical trial for CK-101, $2.9 million related to pre-clinical and product development activities for our product candidates and $0.4 million related to stock compensation expense.

We expect our research and development activities to increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with the following:

•	employee-related expenses, which include salaries and benefits, and rent expense;
•	license fees and milestone payments related to in-licensed products and technology;
•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and our preclinical activities;
•	the cost of acquiring and manufacturing clinical trial materials; and
•	costs associated with non-clinical and clinical activities, and regulatory approvals.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities, and facilities-related expenses.

For the three months ended September 30, 2016, general and administrative expenses were approximately $1.0 million, compared to approximately $0.2 million for the comparable period of 2015, an increase of $0.8 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $0.3 million, $0.2 million related to salary expenses and $0.2 million related to legal and accounting fees.

We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

•	support of our expanded research and development activities;
•	stock compensation granted to key employees and non-employees;
•	support of business development activities; and
•	increased professional fees and other costs associated with the regulatory requirements and increased compliance associated with being a public reporting company.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Revenue

For the nine months ended September 30, 2016, revenue was approximately $2.1 million compared to $0.5 million for the comparable period of 2015, an increase of $1.6 million. Revenue for the current period consisted of $1.3 million from TGTX related to the sublicense agreement for CK-103 and approximately $0.7 million from TGTX in connection with the reimbursement of costs for the Sponsored Research Agreement with NeuPharma. A small portion of revenue was also generated in connection with the collaboration agreement with TGTX for the reimbursement of patent costs. Revenue for the prior period consisted of $0.5 million from TGTX upon the signing of the collaboration agreement for the Dana-Farber Antibodies.

Research and Development Expenses

For the nine months ended September 30, 2016, research and development expenses were approximately $12.5 million, compared to $6.0 million for the comparable period of 2015, an increase of $6.5 million. The current period research and development expenses primarily consisted of $2.0 million paid to Jubilant upon the signing of the license agreement for CK-103, $1.0 million due to NeuPharma upon first dosing of a patient in our Phase 1 trial for CK-101, $6.7 million related to pre-clinical and product development activities for our product candidates and $1.6 million related to stock compensation expense. The prior period research and development expenses primarily consisted of $2.1 million in stock compensation expense and $2.0 million paid for obtaining licenses from Dana-Farber and NeuPharma.

General and Administrative Expenses

For the nine months ended September 30, 2016, general and administrative expenses were approximately $3.4 million, compared to approximately $0.3 million for the comparable period of 2015, an increase of $3.1 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $1.0 million, $0.6 million related to salary expenses and $1.1 million related to legal and accounting fees.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2016, we had an accumulated deficit of $28.0 million.

On February 23, 2016, we closed on proceeds of $0.6 million in a private placement of shares and warrants to Opus Point Healthcare Fund GP, LLC, a fund managed by Opus Point Partners Management, LLC, a related party. The financing involved the sale of units, each consisting of 10,000 shares of common stock and a warrant exercisable for 3,500 shares of common stock at an exercise price of $7.00 per share, for a purchase price of $45,000 per unit. The warrants have a five-year term and are only exercisable for cash. Due to the absence of a placement agent in this transaction, the net proceeds to, and warrants issued by, us were consistent with the terms of the December 2015 third-party financing, which included the payment of fees and issuance of warrants to a placement agent.

We expect to use the net proceeds from the above transaction primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalent balances at September 30, 2016, are sufficient to fund its anticipated operating cash requirements for approximately the next 18 to 21 months.

Cash Flows for the Nine Months Ended September 30, 2016 and 2015

Operating Activities

Net cash used in operating activities was $5.8 million for the nine months ended September 30, 2016, compared to $0.4 million for nine months ended September 30, 2015. The net cash used in operating activities was primarily due to $14.1 million in net loss, partially offset by $3.1 million related to the acquired licenses, $2.7 million of stock-based compensation expenses and $2.3 million of changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $3.1 million for the nine months ended September 30, 2016, compared to $2.0 million for the same period in 2015, representing the acquisition costs of acquired licenses.

Financing Activities

Net cash used in financing activities was $2.2 million for the nine months ended September 30, 2016, compared to $13.6 million of net cash provided by financing activities for the same period in 2015. In February 2016, we repaid our debt of $2.8 million, representing repayment of the assumed NSC Note principal and accrued interest as of the date of payment. The issuance of common stock provided $0.6 million during the nine months ended September 30, 2016. Net cash provided by our third party offering and the NSC note was $11.1 million and $2.6 million, net of fees, respectively, during the nine months ended September 30, 2015.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

N/A.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarter ended September 30, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2016 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.          Legal Proceedings.

We are not involved in any litigation that we believe could have a material adverse effect on our financial position or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers, threatened against or affecting our company or our officers or directors in their capacities as such.

Item 1A.         Risk Factors

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this report and our Form 10 registration statement, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to Our Business and Industry

We currently have no drug products for sale. We are heavily dependent on the success of our product candidates, and we cannot give any assurances that any of our product candidates will receive regulatory approval or be successfully commercialized.

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates. As an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize such product candidates. Our product candidates are currently in preclinical development or in clinical trials. Our business depends entirely on the successful development and commercialization of our product candidates, which may never occur. We currently generate no revenues from sales of any drugs, and we may never be able to develop or commercialize a marketable drug.

The successful development, and any commercialization, of our technologies and any product candidates would require us to successfully perform a variety of functions, including:

•	developing our technology platform;
•	identifying, developing, manufacturing and commercializing product candidates;
•	entering into successful licensing and other arrangements with product development partners;

•	participating in regulatory approval processes;
•	formulating and manufacturing products;
•	obtaining sufficient quantities of our product candidates from our third-party manufacturers as required to meet clinical trial needs and commercial demand at launch and thereafter;
•	establishing and maintaining agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;
•	conducting sales and marketing activities including hiring, training, deploying and supporting our sales force and creating market demand for our product candidates through our own marketing and sales activities, and any other arrangements to promote our product candidates that we may later establish; and
•	maintaining patent protection and regulatory exclusivity for our product candidates.

Our operations have been limited to organizing our company, acquiring, developing and securing our proprietary technology and identifying and obtaining preclinical data or clinical data for various product candidates. These operations provide a limited basis for you to assess our ability to continue to develop our technology, identify product candidates, develop and commercialize any product candidates we are able to identify and enter into successful collaborative arrangements with other companies, as well as for you to assess the advisability of investing in our securities. Each of these requirements will require substantial time, effort and financial resources.

Each of our product candidates will require additional preclinical or clinical development, management of preclinical, clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

Preclinical development is highly speculative and has a high risk of failure.

All but two of our current product candidates are in preclinical development, and, thus, have never been used in humans. Preclinical development is highly speculative and carries a high risk of failure. We can provide no assurances that preclinical toxicology and/or preclinical activity of our product candidates will support moving any of these product candidates into clinical development. If we are unsuccessful in our preclinical development efforts for any of these product candidates and they fail to reach clinical development, it would have a material adverse effect on our business and financial condition.

Delays in clinical testing could result in increased costs to us and delay our ability to generate revenue.

Although we are planning for certain clinical trials relating to our product candidates, there can be no assurance that the FDA will accept our proposed trial designs. We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	obtaining regulatory approval to commence a trial;
•	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•	obtaining institutional review board, or IRB, approval at each site;
•	recruiting suitable patients to participate in a trial;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	having patients complete a trial or return for post-treatment follow-up;
•	developing and validating companion diagnostics on a timely basis, if required;
•	adding new clinical trial sites; or
•	manufacturing sufficient quantities of product candidate for use in clinical trials.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Furthermore, we intend to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we intend to have agreements governing their committed activities, however, we will have limited influence over their actual performance.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

We may not receive regulatory approval for our product candidates, or their approval may be further delayed, which would have a material adverse effect on our business and financial condition.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside the United States. Failure to obtain marketing approval for one or more of our product candidates or any future product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. One or more of our product candidates or any future product candidate may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. If any of our product candidates or any future product candidate receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical studies or clinical trials. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

If we experience delays in obtaining approval or if we fail to obtain approval of one or more of our product candidates or any future product candidate, the commercial prospects for our product candidates may be harmed and our ability to generate revenue will be materially impaired.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates or any future product candidate for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of these scenarios could compromise the commercial prospects for one or more of our product candidates or any future product candidate.

If any of our product candidates are approved and our contract manufacturer fails to produce the product in the volumes that we require on a timely basis, or fails to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the commercialization of our product candidates or be unable to meet market demand, and may lose potential revenues.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. We intend to enter into development and supply agreements with contract manufacturers for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies for each of our product candidates. Any termination or disruption of our relationships with our contract manufacturers may materially harm our business and financial condition, and frustrate any commercialization efforts for each respective product candidate.

All of our contract manufacturers must comply with strictly enforced federal, state and foreign regulations, including cGMP requirements enforced by the FDA through its facilities inspection program, and we have little control over their compliance with these regulations. Any failure to comply with applicable regulations may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval, and would limit the availability of our product. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims.

If the commercial manufacturers upon whom we rely to manufacture one or more of our product candidates, and any future product candidate we may in-license, fails to deliver the required commercial quantities on a timely basis at commercially reasonable prices, we would likely be unable to meet demand for our products and we would lose potential revenues.

Our approach to the discovery and development of our product candidates is unproven, and we do not know whether we will be able to develop any products of commercial value.

Our products candidates are emerging technologies and, consequently, it is conceivable that such technologies may ultimately fail to become commercially viable drugs to treat human patients with cancer or other diseases.

If serious adverse or unacceptable side effects are identified during the development of one or more of our product candidates or any future product candidate, we may need to abandon or limit our development of some of our product candidates.

If one or more of our product candidates or any future product candidate are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In our industry, many compounds that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the compound. In the event that our clinical trials reveal a high and unacceptable severity and prevalence of side effects, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of one or more of our product candidates or any future product candidate for any or all targeted indications. The FDA could also issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve a product candidate. The number of requests for additional data or information issued by the FDA in recent years has increased, and resulted in substantial delays in the approval of several new drugs. Undesirable side effects caused by one or more of our product candidates or any future product candidate could also result in the inclusion of unfavorable information in our product labeling, denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing and generating revenues from the sale of that product candidate. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims.

Additionally, if one or more of our product candidates or any future product candidate receives marketing approval and we or others later identify undesirable side effects caused by this product, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may require the addition of unfavorable labeling statements, specific warnings or a contraindication;
•	regulatory authorities may suspend or withdraw their approval of the product, or require it to be removed from the market;
•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product; or
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of any of our product candidates or any future product candidate or could substantially increase our commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from its sale.

Even if one or more of our product candidates receives regulatory approval, it and any other products we may market will remain subject to substantial regulatory scrutiny.

One or more of our product candidates that we may license or acquire will also be subject to ongoing requirements and review of the FDA and other regulatory authorities. These requirements include labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping of the drug.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for only their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

  In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, operations, manufacturers or manufacturing processes;
•	restrictions on the labeling or marketing of a product;
•	restrictions on product distribution or use;
•	requirements to conduct post-marketing studies or clinical trials;
•	warning letters;

•	withdrawal of the products from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of products;
•	fines, restitution or disgorgement of profits;
•	suspension or withdrawal of marketing or regulatory approvals;
•	suspension of any ongoing clinical trials;
•	refusal to permit the import or export of our products;
•	product seizure; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.

We will need to obtain FDA approval of any proposed product brand names, and any failure or delay associated with such approval may adversely impact our business.

A pharmaceutical product cannot be marketed in the U.S. or other countries until we have completed a rigorous and extensive regulatory review processes, including approval of a brand name. Any brand names we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the USPTO. The FDA typically conducts a review of proposed product brand names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product brand name if we believe the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for our product candidates. If we adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

Our current and future relationships with customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid;

•	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•	the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members. Data collection began on August 1, 2013 with requirements for manufacturers to submit reports to CMS by March 31, 2014 and 90 days after the end each subsequent calendar year. Disclosure of such information was made by CMS on a publicly available website beginning in September 2014; and
•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, which could have a material adverse effect on our business. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our collaborators, is found not to be in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also materially affect our business.

Regulatory approval for any approved product is limited by the FDA to those specific indications and conditions for which clinical safety and efficacy have been demonstrated.

Any regulatory approval is limited to those specific diseases and indications for which a product is deemed to be safe and effective by the FDA. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval. If we are not able to obtain FDA approval for any desired future indications for our products, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote the products is limited to those indications that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the U.S. generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. If our promotional activities fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to suspend or withdraw an approved product from the market, require a recall or institute fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our business.

We are subject to new legislation, regulatory proposals and managed care initiatives that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of one or more of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any of our product candidates for which we obtain marketing approval.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Among the provisions of the PPACA of importance to our potential product candidates are:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;
•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;
•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;
•	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level beginning in 2014, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	the new requirements under the federal Open Payments program and its implementing regulations;
•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013. On March 1, 2013, the President signed an executive order implementing the 2% Medicare payment reductions, and on April 1, 2013, these reductions went into effect. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.

We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Public concern regarding the safety of drug products could delay or limit our ability to obtain regulatory approval, result in the inclusion of unfavorable information in our labeling, or require us to undertake other activities that may entail additional costs.

In light of widely publicized events concerning the safety risk of certain drug products, the FDA, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and the establishment of risk management programs. The Food and Drug Administration Amendments Act of 2007, or FDAAA, grants significant expanded authority to the FDA, much of which is aimed at improving the safety of drug products before and after approval. In particular, the new law authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. It also significantly expands the federal government’s clinical trial registry and results databank, which we expect will result in significantly increased government oversight of clinical trials. Under the FDAAA, companies that violate these and other provisions of the new law are subject to substantial civil monetary penalties, among other regulatory, civil and criminal penalties. The increased attention to drug safety issues may result in a more cautious approach by the FDA in its review of data from our clinical trials. Data from clinical trials may receive greater scrutiny, particularly with respect to safety, which may make the FDA or other regulatory authorities more likely to require additional preclinical studies or clinical trials. If the FDA requires us to conduct additional preclinical studies or clinical trials prior to approving any of our product candidates, our ability to obtain approval of this product candidate will be delayed. If the FDA requires us to provide additional clinical or preclinical data following the approval of any of our product candidates, the indications for which this product candidate is approved may be limited or there may be specific warnings or limitations on dosing, and our efforts to commercialize our product candidates may be otherwise adversely impacted.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for one or more of our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Available therapies for the indications we are pursuing can also affect enrollment in our clinical trials. Patient enrollment is affected by other factors including:

•	the severity of the disease under investigation;
•	the eligibility criteria for the study in question;
•	the perceived risks and benefits of the product candidate under study;
•	the efforts to facilitate timely enrollment in clinical trials;
•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment; and
•	the proximity and availability of clinical trial sites for prospective patients.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidate or future product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

Our product candidates are in scientific areas of intense competition from many large pharmaceutical and biotechnology companies, many of which are significantly further along in development or are already on the market with competing products. We expect competition for our product candidates will intensify, and new products may emerge that provide different or better therapeutic alternatives for our targeted indications.

The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. We face, and will continue to face, competition in the development and marketing of our product candidates from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. There can be no assurance that developments by others will not render one or more of our product candidates obsolete or noncompetitive. Furthermore, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical industry at a rapid pace. These developments may render one or more of our product candidates obsolete or noncompetitive.

Our product candidates will compete with other product candidates with similar indications. Please refer to Item 1. “Business — Competition” in our Form 10 registration statement.

Competitors may seek to develop alternative formulations that do not directly infringe on our in-licensed patent rights. The commercial opportunity for one or more of our product candidates could be significantly harmed if competitors are able to develop alternative formulations outside the scope of our in-licensed patents. Compared to us, many of our potential competitors have substantially greater:

•	capital resources;
•	development resources, including personnel and technology;
•	clinical trial experience;
•	regulatory experience;
•	expertise in prosecution of intellectual property rights; and
•	manufacturing, distribution and sales and marketing experience.

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we are able to or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize one or more of our product candidates. Our competitors may also develop drugs that are more effective, safe, useful and less costly than ours and may be more successful than us in manufacturing and marketing their products.

Our commercial success depends upon us attaining significant market acceptance of our product candidates, if approved for sale, among physicians, patients, healthcare payors and major operators of cancer and other clinics.

Even if we obtain regulatory approval for one or more of our product candidates, the product may not gain market acceptance among physicians, health care payors, patients and the medical community, which are critical to commercial success. Market acceptance of any product candidate for which we receive approval depends on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;
•	the timing of market introduction of such product candidate as well as competitive products;
•	the clinical indications for which the drug is approved;
•	acceptance by physicians, major operators of cancer clinics and patients of the drug as a safe and effective treatment;
•	the safety of such product candidate seen in a broader patient group, including its use outside the approved indications;
•	the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;
•	the availability of adequate reimbursement and pricing by third-party payors and government authorities;
•	the relative convenience and ease of administration of the product candidate for clinical practices;
•	the product labeling or product insert required by the FDA or regulatory authority in other countries;
•	the approval, availability, market acceptance and reimbursement for a companion diagnostic, if any;
•	the prevalence and severity of adverse side effects; and
•	the effectiveness of our sales and marketing efforts.

If any product candidate that we develop does not provide a treatment regimen that is as beneficial as, or is perceived as being as beneficial as, the current standard of care or otherwise does not provide patient benefit, that product candidate, if approved for commercial sale by the FDA or other regulatory authorities, likely will not achieve market acceptance. Our ability to effectively promote and sell any approved products will also depend on pricing and cost-effectiveness, including our ability to produce a product at a competitive price and our ability to obtain sufficient third-party coverage or reimbursement. If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, patients and third-party payors, our ability to generate revenues from that product would be substantially reduced. In addition, our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources, may be constrained by FDA rules and policies on product promotion, and may never be successful.

If approved, our product candidates will face competition from less expensive generic products of competitors and, if we are unable to differentiate the benefits of our product candidates over these less expensive alternatives, we may never generate meaningful product revenues.

Generic therapies are typically sold at lower prices than branded therapies and are generally preferred by hospital formularies and managed care providers of health services. We anticipate that, if approved, our product candidates will face increasing competition in the form of generic versions of branded products of competitors that have lost or will lose their patent exclusivity. In the future, we may face additional competition from a generic form when the patents covering it begin to expire, or earlier if the patents are successfully challenged. If we are unable to demonstrate to physicians and payers that the key differentiating features of our product candidates translate to overall clinical benefit or lower cost of care, we may not be able to compete with generic alternatives.

Reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our products profitably.

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. Such third-party payors include government health programs such as Medicare, managed care providers, private health insurers and other organizations. We intend to seek approval to market our product candidates in the U.S., Europe and other selected foreign jurisdictions. Market acceptance and sales of our product candidates in both domestic and international markets will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for any of our product candidates and may be affected by existing and future health care reform measures. Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new drugs and, as a result, they may not cover or provide adequate payment for our product candidates. These payors may conclude that our product candidates are less safe, less effective or less cost-effective than existing or future introduced products, and third-party payors may not approve our product candidates for coverage and reimbursement or may cease providing coverage and reimbursement for these product candidates.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

In some foreign countries, particularly in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct additional clinical trials that compare the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our product candidates is unavailable or limited in scope or amount in a particular country, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability of our products in such country.

If we are unable to establish sales, marketing and distribution capabilities or to enter into agreements with third parties to market and sell our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

We currently do not have a marketing or sales organization for the marketing, sales and distribution of pharmaceutical products. In order to commercialize any product candidate that receives marketing approval, we would need to build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In the event of successful development and regulatory approval of one or more of our product candidates or any future product candidate, we expect to build a targeted specialist sales force to market or co-promote the product. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future products;
•	the lack of complementary or other products to be offered by sales personnel, which may put us at a competitive disadvantage from the perspective of sales efficiency relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

As an alternative to establishing our own sales force, we may choose to partner with third parties that have well-established direct sales forces to sell, market and distribute our products.

We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.

We rely on third-party contract research organizations and site management organizations to conduct some of our preclinical studies and all of our clinical trials for our product candidates and for any future product candidate. We expect to continue to rely on third parties, such as contract research organizations, site management organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct some of our preclinical studies and all of our clinical trials. The agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical studies are conducted in accordance with good laboratory practice (“GLP”) as appropriate. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices (“GCPs”) for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of our clinical research organizations fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

The third parties with whom we have contracted to help perform our preclinical studies or clinical trials may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

If any of our relationships with these third-party contract research organizations or site management organizations terminate, we may not be able to enter into arrangements with alternative contract research organizations or site management organizations or to do so on commercially reasonable terms. Switching or adding additional contract research organizations or site management organizations involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new contract research organization or site management organization commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. Though we carefully manage our relationships with our contract research organizations or site management organizations, there can be no assurance that we will not encounter similar challenges or delays in the future.

We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or any future product candidate or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or any future product candidate or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We also expect to rely on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of any product candidates for which our collaborators or we obtain marketing approval. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;
•	the possible breach of the manufacturing agreement by the third party;
•	manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreement between us;
•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

We rely on our third-party manufacturers to produce or purchase from third-party suppliers the materials necessary to produce our product candidates for our pre-clinical and clinical trials. There are a limited number of suppliers for raw materials that we use to manufacture our drugs and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our preclinical and clinical trials, and if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials by our third-party manufacturers. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing preclinical or clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our preclinical or clinical trials, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with cGMP regulations for manufacture of our product candidates. Third-party manufacturers may not be able to comply with the cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

One or more of the product candidates that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. We may incur added costs and delays in identifying and qualifying any replacement manufacturers. The U.S. Drug Enforcement Administration, or DEA, restricts the importation of a controlled substance finished drug product when the same substance is commercially available in the United States, which could reduce the number of potential alternative manufacturers for one or more of our product candidates.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

We rely on clinical data and results obtained by third parties that could ultimately prove to be inaccurate or unreliable.

As part of our strategy to mitigate development risk, we seek to develop product candidates with validated mechanisms of action and we utilize biomarkers to assess potential clinical efficacy early in the development process. This strategy necessarily relies upon clinical data and other results obtained by third parties that may ultimately prove to be inaccurate or unreliable. Further, such clinical data and results may be based on products or product candidates that are significantly different from our product candidates or any future product candidate. If the third-party data and results we rely upon prove to be inaccurate, unreliable or not applicable to our product candidates or future product candidate, we could make inaccurate assumptions and conclusions about our product candidates and our research and development efforts could be compromised.

If we breach any of the agreements under which we license rights to one or more of product candidates from others, we could lose the ability to continue to develop and commercialize this product candidate.

Because we have in-licensed the rights to all of our product candidates from third parties, if there is any dispute between us and our licensor regarding our rights under our license agreement, our ability to develop and commercialize these product candidates may be adversely affected. Any uncured, material breach under our license agreement could result in our loss of exclusive rights to our product candidate and may lead to a complete termination of our related product development efforts.

We may not be able to manage our business effectively if we are unable to attract and retain key personnel.

We may not be able to attract or retain qualified management and commercial, scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state health-care fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for one or more of our product candidates or a future product candidate we may license or acquire and may have to limit their commercialization.

The use of one or more of our product candidates and any future product candidate we may license or acquire in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Product liability claims might be brought against us by consumers, health care providers or others using, administering or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	withdrawal of clinical trial participants;
•	termination of clinical trial sites or entire trial programs;
•	decreased demand for any product candidates or products that we may develop;
•	initiation of investigations by regulators;
•	impairment of our business reputation;
•	costs of related litigation;
•	substantial monetary awards to patients or other claimants;
•	loss of revenues;
•	reduced resources of our management to pursue our business strategy; and
•	the inability to commercialize our product candidate or future product candidates.

We have obtained, and will continue to obtain, limited product liability insurance coverage for any and all of our current and future clinical trials. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. When needed, we intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for one or more of our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

Our future growth depends on our ability to identify and acquire or in-license products and if we do not successfully identify and acquire or in-license related product candidates or integrate them into our operations, we may have limited growth opportunities.

An important part of our business strategy is to continue to develop a pipeline of product candidates by acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit with our focus on novel combinations of immuno-oncology antibodies and small molecule anti-cancer therapies. Future in-licenses or acquisitions, however, may entail numerous operational and financial risks, including:

•	exposure to unknown liabilities;
•	disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;
•	difficulty or inability to secure financing to fund development activities for such acquired or in-licensed technologies in the current economic environment;
•	incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;
•	higher than expected acquisition and integration costs;
•	increased amortization expenses;
•	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
•	inability to retain key employees of any acquired businesses.

We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. In particular, we may compete with larger pharmaceutical companies and other competitors in our efforts to establish new collaborations and in-licensing opportunities. These competitors likely will have access to greater financial resources than us and may have greater expertise in identifying and evaluating new opportunities. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. Although we believe that the safety procedures for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed clinical trials for one or more of our product conducts could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability and the further development of one or more of our product candidates may be delayed.

Risks Related to Intellectual Property

If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection in the United States and other countries with respect to our product candidates or any future product candidate that we may license or acquire and the methods we use to manufacture them, as well as successfully defending these patents and trade secrets against third-party challenges. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify any patentable aspects of our research and development output, and, if we do, an opportunity to obtain patent protection may have passed. If our licensors or we fail to obtain or maintain patent protection or trade secret protection for one or more of product candidates or any future product candidate we may license or acquire, third parties may be able to access our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and achieve profitability. Moreover, should we enter into other collaborations we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance and enforcement of licensed patents. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, no consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the U.S. The patent situation outside the U.S. is even more uncertain. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after a first filing, if at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in patents or pending patent applications that we own or licensed, or that we or our licensors were the first to file for patent protection of such inventions. In the event that a third party has also filed a U.S. patent application relating to our product candidates or a similar invention, depending upon the priority dates claimed by the competing parties, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention in the U.S. The costs of these proceedings could be substantial and it is possible that our efforts to establish priority of invention would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the federal courts of the United States have taken an increasingly dim view of the patent eligibility of certain subject matter, such as naturally occurring nucleic acid sequences, amino acid sequences and certain methods of utilizing same, which include their detection in a biological sample and diagnostic conclusions arising from their detection. Such subject matter, which had long been a staple of the biotechnology and biopharmaceutical industry to protect their discoveries, is now considered, with few exceptions, ineligible in the first place for protection under the patent laws of the United States. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in those licensed from a third-party.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The United States Patent Office recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first inventor-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Moreover, we may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, patent office trial, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

The issuance of a patent does not foreclose challenges to its inventorship, scope, validity or enforceability. Therefore, our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We depend on our licensors for the maintenance and enforcement of intellectual property covering certain of our product candidates and have limited control, if any, over the amount or timing of resources that our licensors devote on our behalf, or whether any financial difficulties experienced by our licensors could result in their unwillingness or inability to secure, maintain and enforce patents protecting certain of our product candidates.

We depend on our licensors to protect the proprietary rights covering our antibody and certain of our small molecule product candidates and we have limited, if any, control over the amount or timing of resources that they devote on our behalf, or the priority they place on, maintaining patent rights and prosecuting patent applications to our advantage.

Our licensors, depending on the patent or application, are responsible for maintaining issued patents and prosecuting patent applications. We cannot be sure that they will perform as required. Should they decide they no longer want to maintain any of the patents licensed to us, they are required to afford us the opportunity to do so at our expense. If our licensors do not perform, and if we do not assume the maintenance of the licensed patents in sufficient time to make required payments or filings with the appropriate governmental agencies, we risk losing the benefit of all or some of those patent rights. Moreover, our licensors may experience serious difficulties related to their overall business or financial stability, and they may be unwilling or unable to continue to expend the financial resources required to maintain and prosecute these patents and patent applications. While we intend to take actions reasonably necessary to enforce our patent rights, we depend, in part, on our licensors to protect a substantial portion of our proprietary rights.

Our licensors may also be notified of alleged infringement and be sued for infringement of third-party patents or other proprietary rights. We may have limited, if any, control or involvement over the defense of these claims, and our licensors could be subject to injunctions and temporary or permanent exclusionary orders in the U.S. or other countries. Our licensors are not obligated to defend or assist in our defense against third-party claims of infringement. We have limited, if any, control over the amount or timing of resources, if any, that our licensors devote on our behalf or the priority they place on defense of such third-party claims of infringement.

Because of the uncertainty inherent in any patent or other litigation involving proprietary rights, we or our licensors may not be successful in defending claims of intellectual property infringement alleged by third parties, which could have a material adverse effect on our results of operations. Regardless of the outcome of any litigation, defending the litigation may be expensive, time-consuming and distracting to management.

Because it is difficult and costly to protect our proprietary rights, we may not be able to ensure their protection.

The degree of future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;
•	our licensors might not have been the first to file patent applications for these inventions;
•	others may independently develop similar or alternative technologies or duplicate our product candidates or any future product candidate technologies;
•	it is possible that none of the pending patent applications licensed to us will result in issued patents;
•	the issued patents covering our product candidates or any future product candidate may not provide a basis for market exclusivity for active products, may not provide us with any competitive advantages, or may be challenged by third parties;
•	we may not develop additional proprietary technologies that are patentable; or
•	patents of others may have an adverse effect on our business.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our issued patents or other intellectual property. To counter infringement or unauthorized use, we may be required to file one or more actions for patent infringement, which can be expensive and time consuming. Any claims we assert against accused infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, rendered unenforceable, or interpreted narrowly.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in any litigation would harm our business.

Our ability to develop, manufacture, market and sell one or more of our product candidates or any future product candidate that we may license or acquire depends upon our ability to avoid infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the general fields of fully human immuno-oncology targeted antibodies and targeted anti-cancer agents and cover the use of numerous compounds and formulations in our targeted markets. Because of the uncertainty inherent in any patent or other litigation involving proprietary rights, we and our licensors may not be successful in defending intellectual property claims asserted by third parties, which could have a material adverse effect on our results of operations. Regardless of the outcome of any litigation, defending the litigation may be expensive, time-consuming and distracting to management. In addition, because patent applications can take many years to issue, there may be currently pending applications that are unknown to us, which may later result in issued patents that one or more of our product candidates may infringe. There could also be existing patents of which we are not aware that one or more of our product candidates may infringe, even if only inadvertently.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we infringe their patents or misappropriated their technology, we could face a number of issues, including:

•	infringement and other intellectual property claims which, with or without merit, can be expensive and time consuming to litigate and can divert management’s attention from our core business;
•	substantial damages for past infringement which we may have to pay if a court decides that our product infringes a competitor’s patent;
•	a court prohibiting us from selling or licensing our product unless the patent holder licenses the patent to us, which it would not be required to do;
•	if a license is available from a patent holder, we may have to pay substantial royalties or grant cross licenses to our patents; and
•	redesigning our processes so they do not infringe, which may not be possible or could require substantial funds and time.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property, including patent rights that are important or necessary to the development and commercialization of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially.

If we fail to comply with our obligations in our intellectual property licenses and funding arrangements with third parties, we could lose rights that are important to our business.

We are currently a party to license agreements with Dana-Farber, NeuPharma, Teva, through its subsidiary, Cephalon, Inc and Jubilant. In the future, we may become party to additional licenses that are important for product development and commercialization. If we fail to comply with our obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product or utilize any technology that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially and adversely affect the value of a product candidate being developed under any such agreement or could restrict our drug discovery activities. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that we or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patent protection for our product candidates or any future product candidate, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position, particularly where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We limit disclosure of such trade secrets where possible but we also seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who do have access to them, such as our employees, our licensors, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and may unintentionally or willfully disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Risks Related to Our Finances and Capital Requirements

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future, and may never achieve or maintain profitability.

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014, and have an accumulated deficit of $28.0 million as of September 30, 2016. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

•	one or more of our product candidates are approved for commercial sale, due to our ability to establish the necessary commercial infrastructure to launch this product candidate without substantial delays, including hiring sales and marketing personnel and contracting with third parties for warehousing, distribution, cash collection and related commercial activities;
•	we are required by the FDA or foreign regulatory authorities, to perform studies in addition to those currently expected;
•	there are any delays in completing our clinical trials or the development of any of our product candidates;
•	we execute other collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;
•	there variations in the level of expenses related to our future development programs;
•	there are any product liability or intellectual property infringement lawsuits in which we may become involved;
•	there are any regulatory developments affecting product candidates of our competitors; and
•	one or more of our product candidate receives regulatory approval.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our development stage products, and we do not know when, or if, we will generate any revenue. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	obtain regulatory approval for one or more of our product candidates, or any future product candidate that we may license or acquire;
•	manufacture commercial quantities of one or more of our product candidates or any future product candidate, if approved, at acceptable cost levels; and
•	develop a commercial organization and the supporting infrastructure required to successfully market and sell one or more of our product candidates or any future product candidate, if approved.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

Our short operating history makes it difficult to evaluate our business and prospects.

We were incorporated in November 2014 and have only been conducting operations with respect to our product candidates since March 2015. Our operations to date have been limited to preclinical and clinical operations and the in-licensing of our product candidates. We have not yet demonstrated an ability to successfully complete clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to expand our capabilities to support commercial activities. We may not be successful in adding such capabilities.

We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any past quarterly period as an indication of future operating performance.

We do not have any products that are approved for commercial sale and therefore do not expect to generate any revenues from product sales in the foreseeable future, if ever.

We have not generated any product related revenues to date, and do not expect to generate any such revenues for at least the next several years, if at all. To obtain revenues from sales of our product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing products with commercial potential. We may never succeed in these activities, and we may not generate sufficient revenues to continue our business operations or achieve profitability.

We will require substantial additional funding which may not be available to us on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may be unable to complete the development and commercialization of our product candidates, or continue our development programs.

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. In December 2015, we closed on gross proceeds of $57.8 million, before commissions and expenses, in a series of private placement financings. Net proceeds from this offering were approximately $51.5 million. We expect to use the net proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalents balances at September 30, 2016, are sufficient to fund our anticipated operating cash requirements for approximately the next 18 to 21 months.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. We may also seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. Any of these events could significantly harm our business, financial condition and prospects.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing, design and conduct of, and results from, pre-clinical and clinical trials for our product candidates;
•	the potential for delays in our efforts to seek regulatory approval for our product candidates, and any costs associated with such delays;
•	the costs of establishing a commercial organization to sell, market and distribute our product candidates;
•	the rate of progress and costs of our efforts to prepare for the submission of an NDA for any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;
•	the cost and timing of securing sufficient supplies of our product candidates from our contract manufacturers for clinical trials and in preparation for commercialization;
•	the effect of competing technological and market developments;
•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish;
•	if one or more of our product candidates are approved, the potential that we may be required to file a lawsuit to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of one or more of our product candidates; and
•	the success of the commercialization of one or more of our product candidates.

Future capital requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies, but we currently have no commitments or agreements relating to any of these types of transactions.

In order to carry out our business plan and implement our strategy, we anticipate that we will need to obtain additional financing from time to time and may choose to raise additional funds through strategic collaborations, licensing arrangements, public or private equity or debt financing, bank lines of credit, asset sales, government grants, or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt or equity financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to certain of our product candidates or marketing territories.

Our inability to raise capital when needed would harm our business, financial condition and results of operations, and could cause our stock price to decline or require that we wind down our operations altogether.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, grants and license and development agreements in connection with any collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC. These rules impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. As a result, we are required to periodically perform an evaluation of our internal controls over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of the Sarbanes-Oxley Act. Additionally, our independent auditors are required to perform a similar evaluation and report on the effectiveness of our internal controls over financial reporting. These efforts to comply with Section 404 and related regulations have required, and continue to require, the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal controls over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if we issue non-convertible debt within a three-year period in excess of $1 billion or have revenues in excess of $1 billion, or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Our results of operations and liquidity needs could be materially negatively affected by market fluctuations and economic downturn.

Our results of operations could be materially negatively affected by economic conditions generally, both in the U.S. and elsewhere around the world. Continuing concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and residential real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic recession and fears of a possible depression. Domestic and international equity markets continue to experience heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on us. In the event of a continuing market downturn, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may further decline.

Risks Relating to Securities Markets and Investment in Our Stock

Our stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our common stock at a profit.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

•	announcements concerning the progress of our efforts to obtain regulatory approval for and commercialize our product candidates or any future product candidate, including any requests we receive from the FDA for additional studies or data that result in delays in obtaining regulatory approval or launching these product candidates, if approved;
•	market conditions in the pharmaceutical and biotechnology sectors or the economy as a whole;
•	price and volume fluctuations in the overall stock market;
•	the failure of one or more of our product candidates or any future product candidate, if approved, to achieve commercial success;
•	announcements of the introduction of new products by us or our competitors;
•	developments concerning product development results or intellectual property rights of others;
•	litigation or public concern about the safety of our potential products;
•	actual fluctuations in our quarterly operating results, and concerns by investors that such fluctuations may occur in the future;
•	deviations in our operating results from the estimates of securities analysts or other analyst comments;
•	additions or departures of key personnel;
•	health care reform legislation, including measures directed at controlling the pricing of pharmaceutical products, and third-party coverage and reimbursement policies;
•	developments concerning current or future strategic collaborations; and
•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

Fortress controls a voting majority of our common stock.

Pursuant to the terms of the Class A common stock held by Fortress, Fortress is entitled to cast, for each share of Class A common stock held by Fortress, the number of votes that is equal to one and one-tenth (1.1) times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of outstanding Class A common stock. Accordingly, as long as Fortress owns any shares of Class A common stock, they will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of Fortress may not always coincide with the interests of other stockholders, and Fortress may take actions that advance its own interests and are contrary to the desires of our other stockholders. Moreover, this concentration of voting power may delay, prevent or deter a change in control of us even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of Checkpoint or our assets, and might affect the prevailing market price of our common stock.

Fortress has the right to receive a significant grant of shares of our common stock annually which will result in the dilution of your holdings of common stock upon each grant, which could reduce their value.

Under the terms of the Founders Agreement (See Note 4), Fortress has the right to receive an annual grant of shares of our common stock equal to 2.5% of the fully-diluted outstanding equity at the time of issuance, on the anniversary of the date of the Founders Agreement, which became effective as of March 17, 2015, and was amended and restated on July 11, 2016. This annual issuance of shares to Fortress will dilute your holdings in our common stock and, if the value of Checkpoint has not grown over the prior year, would result in a reduction in the value of your shares.

We might have received better terms from unaffiliated third parties than the terms we receive in our agreements with Fortress.

The agreements we entered into with Fortress in connection with the separation include an MSA and the Founders Agreement. While we believe the terms of these agreements are reasonable, they might not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. The terms of the agreements relate to, among other things, payment of a royalty on product sales and the provision of employment and transition services. We might have received better terms from third parties because, among other things, third parties might have competed with each other to win our business.

Our Executive Chairman is also the Executive Chairman, Interim President and Chief Executive Officer of TG Therapeutics, Inc. (“TGTX”), with whom we have a collaboration agreement, an option agreement and a Sublicense Agreement, and as a result during the term of that agreement certain conflicts of interest may arise which will require the attention of our officers and independent directors who are unaffiliated with TGTX.

In connection with our license agreement with Dana-Farber, we entered into a collaboration agreement with TGTX to develop and commercialize the Anti-PD-L1 and Anti-GITR antibody research programs in the field of hematological malignancies. Michael S. Weiss, our Executive Chairman, is also the Executive Chairman, Interim President and Chief Executive Officer of TGTX. As such, as the collaboration agreement proceeds, certain conflicts of interest may arise between us and TGTX. Those conflicts will have to be resolved by our officers and directors who are unaffiliated with TGTX, and also by officers and directors of TGTX who are unaffiliated with us. This may lead to less than desirable complications and costs to both companies, which could harm our results of operations.

In connection with our license agreement with NeuPharma, we entered into an option agreement with TGTX granting TGTX the right, but not the obligation to enter into a global collaboration to develop and commercialize NeuPharma’s patents to a library of EGFR inhibitors in the field of hematological malignancies. We would retain the right to develop and commercialize the EGFR inhibitors in solid tumors. As such, if the option agreement is exercised by TGTX, as the collaboration agreement proceeds, certain conflicts of interest may arise between us and TGTX. Those conflicts will have to be resolved by our officers and directors who are unaffiliated with TGTX, and also by officers and directors of TGTX who are unaffiliated with us. This may lead to less than desirable complications and costs to both companies, which could harm our results of operations.

In connection with our license agreement with Jubilant, we entered into a Sublicense Agreement with TGTX to develop and commercialize the Jubilant family of patents covering compounds that inhibit BRD4, a member of the BET domain for cancer treatment in the field of hematological malignancies. Michael S. Weiss, our Executive Chairman, is also the Executive Chairman, Interim President and Chief Executive Officer of TGTX. As such, as the sublicense agreement proceeds, certain conflicts of interest may arise between us and TGTX. Those conflicts will have to be resolved by our officers and directors who are unaffiliated with TGTX, and also by officers and directors of TGTX who are unaffiliated with us. This may lead to less than desirable complications and costs to both companies, which could harm our results of operations.

The dual roles of our officers and directors who also serve in similar roles with Fortress could create a conflict of interest and will require careful monitoring by our independent directors.

We share some directors with Fortress, and in addition, under the Management Services Agreement, we will also share some officers with Fortress.  This could create conflicts of interest between the two companies in the future.  While we believe that the Founders Agreement and the Management Services Agreement were negotiated by independent parties on both sides on arm’s length terms, and the fiduciary duties of both parties were thereby satisfied, in the future situations may arise under the operation of both agreements that may create a conflict of interest.  We will have to be diligent to ensure that any such situation is resolved by independent parties.  In particular, under the Management Services Agreement, Fortress and its affiliates are free to pursue opportunities which could potentially be of interest to Checkpoint, and they are not required to notify Checkpoint prior to pursuing the opportunity. Any such conflict of interest or pursuit by Fortress of a corporate opportunity independent of Checkpoint could expose us to claims by our investors and creditors, and could harm our results of operations.

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of biotechnology and pharmaceutical companies. These broad market fluctuations may cause the market price of our stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

Item 2.          Recent Sales of Unregistered Securities.

In February 2016, we closed on gross proceeds of $0.6 million, before expenses, in a private placement of shares and warrants to Opus Point Healthcare Fund GP, LLC, a related party. The financing involved the sale of units, each consisting of 10,000 shares of common stock and a warrant exercisable for 3,500 shares of common stock at an exercise price of $7.00 per share, for a purchase price of $45,000 per unit. The warrants have a five-year term and are only exercisable for cash. Due to the absence of a placement agent in this transaction, the net proceeds to, and warrants issued by, us were consistent with terms of the December 2015 third-party financing, which included the payment of fees and issuance of warrants to a placement agent. The shares of common stock and warrants were issued under an exemption from the Securities Act of 1933, as amended, provided by Regulation D promulgated thereunder.

We expect to use the proceeds from the above transaction primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash balances at September 30, 2016, are sufficient to fund our anticipated operating cash requirements for approximately the next 18 to 21 months.

Item 6.          Financial Statements and Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2016.
31.2	Certification of Interim Chief Financial Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2016.
32.1	Certification of Chief Executive Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2016.
32.2	Certification of Interim Chief Financial Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2016.
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

 Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Checkpoint Therapeutics, Inc.
(Registrant)

Date: November 14, 2016	By: /s/ James F. Oliviero
James F. Oliviero
President and Chief Executive Officer
(Principal Executive Officer)

