Form 10-K/A
period 2016-12-31
Checkpoint Therapeutics, Inc.
filed 2017-03-21
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to Checkpoint Therapeutic Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission on March 17, 2017 (the “Original Form 10-K”), is being filed with the limited purpose of amending the Report of Independent Registered Public Accounting Firm on page F-2 of the Original Form 10-K to correct a scrivener’s error with respect to the omission of the city and state thereof.

This Amendment is as of the filing date of the Original Form 10-K and should be read in conjunction with the Original Form 10-K. This Amendment does not reflect any subsequent information or events and no other information included in the Original Form 10-K has been modified or updated in any way, except as described above.

CHECKPOINT THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K/A

PART II

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item is set forth in the financial statements and notes thereto beginning at page F-1 of this Annual Report on Form 10-K/A.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements.

The following financial statements are filed as part of this report:

4

 (b)         Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from the Company’s Quarterly Report on Form 10-K/A for the period ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

5

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

New York, NY
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

CHECKPOINT THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,		For the period from November 10, 2014 (inception) to
	2016	2015	December 31, 2014
Revenue - related party	$2,570	$590	$-

Operating expenses:
Research and development	20,267	11,323	-
General and administrative	4,467	2,488	-
Total operating expenses	24,734	13,811	-
Loss from operations	(22,164)	(13,221)	-

Other income (expense)
Interest income	47	2	-
Interest expense and debt amortization	(344)	(235)	-
Change in fair value of warrant liabilities	-	(438)	-
Total other expense	(297)	(671)	-
Net Loss	$(22,461)	$(13,892)	$-

Loss per Share:
Basic and diluted net loss per common share outstanding	$(1.04)	$(1.41)	$-

Basic and diluted weighted average number of common shares outstanding	21,544,205	9,855,668	8,000,000

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

CHECKPOINT THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,		For the period from November 10, 2014 (inception) to
	2016	2015	December 31, 2014
Cash Flows from Operating Activities:
Net loss	$(22,461)	$(13,892)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expenses	3,867	3,252	-
Change in fair value of warrant liabilities	-	438	-
Issuance of common shares - Founders Agreement	14	1,269	-
Common shares issuable - Founders Agreement	3.919	3,024	-
Issuance of common shares for license expenses	-	633	-
Amortization of debt discount	324	89	-
Research and development-licenses acquired, expensed	3,160	2,525
Changes in operating assets and liabilities:
Prepaid expenses and other assets	100	(171)	-
Other receivables - related party	(756)	(65)	-
Accounts payable and accrued expenses	1,883	1,790	-
Net cash used in operating activities	(9,950)	(1,108)	-

Cash Flows from Investing Activities:
Purchase of research and development licenses	(3,160)	(2,525)	-
Net cash used in investing activities	(3,160)	(2,525)	-

Cash Flows from Financing Activities:
Proceeds from note payable, net of debt discount	-	2,554	-
Payment of note payable	(2,792)	-	-
Proceeds from issuance of common stock, net of offering costs of $0 and $6,321, respectively	570	51,496	-
Cash received for issuance of founders shares	-	1	-
Net cash (used in) provided by financing activities	(2,222)	54,051	-

Net (decrease) increase in cash	(15,332)	50,418	-
Cash at beginning of period	50,418	-	-
Cash at end of period	$35,086	$50,418	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$20	$56	$-

Supplemental disclosure of noncash investing and financing activities:
Debt discount associated with warrant liabilities	$-	$175	$-
Issuance of founder shares to Fortress on November 10, 2014	$-	$-	$1

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

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

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

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

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

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model or 409A valuations, as applicable. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

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

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

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

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

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

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

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

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

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

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

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

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

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

Notes to Financial Statements

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

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

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

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

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

March 21, 2017