Form 10-Q
period 2017-03-31
Checkpoint Therapeutics, Inc.
filed 2017-05-10
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ____________________________

 FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to

Commission File Number 000-55506

____________________________

CHECKPOINT THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-2568632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Gansevoort Street, 9th Floor, New York NY 10014

(Address of principal executive offices and zip code)

(781) 652-4500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-accelerated Filer	☒	(Do not check if smaller reporting company)	Smaller Reporting Company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 4, 2017
Class A Common Stock, $0.0001 par value	7,000,000
Common Stock, $0.0001 par value	18,218,575

CHECKPOINT THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended March 31, 2017

Checkpoint Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$32,298	$35,086
Prepaid expenses and other assets	218	71
Other receivables - related party	693	821
Total current assets	33,209	35,978
Total Assets	$33,209	$35,978

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$3,952	$3,355
Accounts payable and accrued expenses - related party	356	318
Total current liabilities	4,308	3,673
Total Liabilities	4,308	3,673

Commitments and Contingencies

Stockholders' Equity
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Class A common shares, 7,000,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016	1	1
Common shares, 18,218,575 and 17,426,876 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	2	2
Common stock issuable, 0 and 721,699 shares as of March 31, 2017 and December 31, 2016, respectively	-	3,919
Additional paid-in capital	69,634	64,736
Accumulated deficit	(40,736)	(36,353)
Total Stockholders’ Equity	28,901	32,305
Total Liabilities and Stockholders’ Equity	$33,209	$35,978

The accompanying notes are an integral part of these unaudited condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2017	2016
Revenue - related party	$693	$277

Operating expenses:
Research and development	3,704	2,365
General and administrative	1,403	1,184
Total operating expenses	5,107	3,549
Loss from operations	(4,414)	(3,272)

Other income (expense)
Interest income	31	11
Interest expense and debt amortization	-	(344)
Total other income (expense)	31	(333)
Net Loss	$(4,383)	$(3,605)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(0.20)	$(0.17)

Basic and diluted weighted average number of common shares outstanding	22,059,409	20,775,130

 The accompanying notes are an integral part of these unaudited condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statement of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Class A Common Shares		Common Shares		Common Shares	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2016	7,000,000	$1	17,426,876	$2	$3,919	$64,736	$(36,353)	$32,305
Stock-based compensation expense	-	-	70,000	-	-	979	-	979
Issuance of common shares - Founders Agreement	-	-	721,699	-	(3,919)	3,919	-	-
Net loss	-	-	-	-	-	-	(4,383)	(4,383)
Balances at March 31, 2017	7,000,000	$1	18,218,575	$2	$-	$69,634	$(40,736)	$28,901

The accompanying notes are an integral part of these unaudited condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the three months ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(4,383)	$(3,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	979	1,088
Issuance of common shares - Founders Agreement	-	14
Amortization of debt discount	-	324
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(147)	167
Other receivables - related party	128	(17)
Accounts payable and accrued expenses	635	(198)
Net cash used in operating activities	(2,788)	(2,227)

Cash Flows from Financing Activities:
Payment of note payable	-	(2,792)
Proceeds from issuance of common stock, net of offering costs of $0 and $6,321, respectively	-	570
Net cash used in financing activities	-	(2,222)

Net decrease in cash	(2,788)	(4,449)
Cash at beginning of period	35,086	50,418
Cash at end of period	$32,298	$45,969

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$20

Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$3,919	$3,024

The accompanying notes are an integral part of these unaudited condensed financial statements.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 - Organization and Description of Business Operations

Checkpoint Therapeutics, Inc. (the “Company” or “Checkpoint”) was incorporated in Delaware on November 10, 2014. Checkpoint is a clinical-stage, immuno-oncology biopharmaceutical company focused on the acquisition, development and commercialization of novel, non-chemotherapy, immune-enhanced combination treatments for patients with solid tumor cancers. The Company may acquire rights to these technologies by licensing the rights or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market. The Company may also enter into collaboration agreements with third and related parties including sponsored research agreements to develop these technologies for liquid tumors while retaining the rights in solid tumors.

The Company is a majority controlled subsidiary of Fortress Biotech, Inc. (“Fortress”).

The Company’s common stock is quoted on the OTCQX market and trades under the symbol “CKPT.”

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2017, the Company had an accumulated deficit of $40.7 million.

The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, which may include financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at March 31, 2017, are sufficient to fund its anticipated operating cash requirements for approximately the next 15 to 18 months.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They may not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2016. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Other Receivables - Related Party

Other receivables consist of amounts due to the Company for reimbursement costs from TG Therapeutics, Inc. (“TGTX”), a related party, and are recorded at the invoiced amount (see Note 3).

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

The Company records the Annual Equity Fee in connection with the Founders Agreement with Fortress as contingent consideration.  Contingent consideration is recorded when probable and reasonably estimable. The Company’s future share prices and shares outstanding cannot be estimated prior to the issuance of the Annual Equity Fee due to the nature of its assets and the Company’s stage of development. Due to these uncertainties, the Company has concluded that it is unable to reasonably estimate the contingent consideration until shares are actually issued on March 17 of each year. Because the issuance of shares on March 17, 2017 occurred prior to the issuance of the December 31, 2016 financial statements, the Company recorded approximately $3.9 million in research and development expense and a credit to Common shares issuable - Founders Agreement during the year ended December 31, 2016.

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

Revenue Recognition

Collaborative Arrangements

The Company is paid by TGTX, a related party, a share of the cost of the license, development and future milestone payments that are payable under the agreements as described in Note 3. The gross amount of these payments are reported as revenue in the accompanying Condensed Statements of Operations. The Company acts as a principal, bears credit risk, obtains subcontractors and may perform part of the services required in the transactions. Consistent with ASC 605-45-15 these payments are treated as revenue to the Company. The actual expenses creating the payments by TGTX are reflected as research and development expenses.

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

If there are deliverables in an arrangement that are not separable from other aspects of the contractual relationship, they are treated as a combined unit of accounting, with the allocated revenue for the combined unit recognized in a manner consistent with the revenue recognition applicable to the final deliverable in the combined unit. Payments received prior to satisfying the relevant revenue recognition criteria are recorded as deferred revenue in the Condensed Balance Sheet and recognized as revenue in the Condensed Statements of Operations when the related revenue recognition criteria are met. See Note 3 for a description of the collaborative arrangement.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Revenue Recognition - Milestone Method

The Company follows ASC 605-28, Revenue Recognition-Milestone Method to evaluate whether each milestone under a license agreement is substantive. This evaluation includes an assessment of whether (i) the consideration is commensurate with either (a) the entity's performance to achieve the milestone, or (b) the enhancement of the value of the delivered item as a result of a specific outcome resulting from the entity's performance to achieve the milestone, (ii) the consideration relates solely to past performance, and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the preclinical, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. If a substantive milestone is achieved, the Company would recognize revenue related to the milestone in its entirety in the period in which the milestone was achieved, assuming all other revenue recognition criteria were met.  Commercial milestones would be accounted for as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria were met.

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A common stock pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. There are 2,532,750 and 2,225,000 shares of unvested restricted stock, 60,000 and 0 options, and 4,331,106 and 4,331,106 warrants outstanding as of March 31, 2017 and 2016, respectively, which are excluded from the computation of net loss per share.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in ASU 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company adopted ASU 2016-09 in the first quarter of 2017, and its adoption did not have a material impact on the Company’s condensed financial statements.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 3 - License Agreements

Dana-Farber Cancer Institute

In March 2015, the Company entered into an exclusive license agreement with Dana-Farber Cancer Institute (“Dana Farber”) to develop a portfolio of fully human immuno-oncology targeted antibodies. Under the terms of the agreement, the Company paid Dana-Farber an up-front licensing fee of $1.0 million and, on May 11, 2015, granted Dana-Farber 500,000 shares, valued at $32,500 or $0.065 per share. The agreement included an anti-dilution clause that maintained Dana-Farber’s ownership at 5% until such time that the Company raised $10 million in cash in exchange for common shares. Pursuant to this provision, on September 30, 2015, the Company granted to Dana-Farber an additional 136,830 shares of common stock valued at approximately $0.6 million and the anti-dilution clause thereafter expired. Dana-Farber is eligible to receive payments of up to an aggregate of approximately $21.5 million for each licensed product upon the Company’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. In addition, Dana-Farber is eligible to receive up to an aggregate of $60.0 million upon the Company’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales. Following the second anniversary of the effective date of the license agreement, Dana-Farber will receive an annual license maintenance fee, which is creditable against milestone payments or royalties due to Dana-Farber. The portfolio of antibodies licensed from Dana-Farber include antibodies targeting PD-L1, GITR and CAIX.

In connection with the license agreement with Dana-Farber, the Company entered into a collaboration agreement with TGTX, a related party, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retains the right to develop and commercialize these antibodies in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the collaboration agreement, TGTX paid the Company $0.5 million, representing an upfront licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $21.5 million for each product upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, the Company is eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered high single digit percentage of net sales. Following the second anniversary of the effective date of the agreement, the Company will receive an annual license maintenance fee, which is creditable against milestone payments or royalties due to the Company. For the three months ended March 31, 2017 and 2016, the Company recognized approximately $28,000 and $17,000, respectively, in revenue from its collaboration agreement with TGTX in the Condensed Statements of Operations.

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

In September 2016, the Company dosed the first patient in a Phase 1/2 clinical study of CK-101, which is currently ongoing as of March 31, 2017.

In connection with the license agreement with NeuPharma, in March 2015, Fortress entered into an option agreement with TGTX, a related party, which agreement was assigned to the Company by Fortress on the same date, for a global collaboration of certain compounds licensed. The option agreement will expire on December 31, 2017, unless both parties agree to extend the option period.

Also in connection with the license agreement with NeuPharma, the Company entered into a Sponsored Research Agreement with NeuPharma for certain research and development activities. Effective January 11, 2016, TGTX agreed to assume all costs associated with this Sponsored Research Agreement and paid the Company for all amounts previously paid by the Company.  For the three months ended March 31, 2017 and 2016, the Company recognized approximately $200,000 and $260,000, respectively, in revenue in connection with the Sponsored Research Agreement in the Condensed Statements of Operations.

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

Jubilant Biosys Limited

In May 2016, the Company entered into a license agreement with Jubilant Biosys Limited (“Jubilant”), whereby the Company obtained an exclusive, worldwide license to Jubilant’s family of patents covering compounds that inhibit BRD4, a member of the BET domain for cancer treatment, including CK-103. Under the terms of the agreement, the Company paid Jubilant an up-front licensing fee of $2.0 million in 2016. In March 2017, the Company expensed a non-refundable milestone payment of $0.4 million upon the successful completion of toxicology studies under the terms of the license agreement with Jubilant, which is included in the Condensed Statements of Operations for the three months ended March 31, 2017. Jubilant is eligible to receive potential payments of up to an aggregate of approximately $88.5 million upon the Company’s successful achievement of certain clinical development and regulatory milestones, of which $59.5 million are due upon various regulatory approvals to commercialize the products. In addition, Jubilant is eligible to receive payments up to an aggregate of $89.0 million upon the Company’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales.

In connection with the license agreement with Jubilant, the Company entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retains the right to develop and commercialize these compounds in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the Sublicense Agreement, TGTX paid the Company $1.0 million, representing an upfront licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.2 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, the Company is eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of three sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays the Company 50% of IND enabling costs and patent expenses. For the three ended March 31, 2017, the Company recognized $0.5 million in revenue related to the sublicense agreement, including a milestone of $0.2 million upon the successful completion of toxicology studies during March 2017, in the Condensed Statements of Operations. There was no related revenue recognized during the same period of 2016.

Note 4 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

Effective March 17, 2015, the Company entered into a Founders Agreement with Fortress, which was amended and restated on July 11, 2016 (the “Founders Agreement”). The Founders Agreement provides that in exchange for the time and capital expended in the formation of Checkpoint and the identification of specific assets the acquisition of which resulted in the formation of a viable emerging growth life science company, the Company assumed $2.8 million in debt that Fortress accumulated under a promissory note through National Securities Corporation for expenses and costs of forming Checkpoint, and the Company shall also: (i) issue annually to Fortress, on the anniversary date of the Founders Agreement, shares of common stock equal to two and one-half percent (2.5%) of the fully-diluted outstanding equity of Checkpoint at the time of issuance; (ii) pay an equity fee in shares of common stock, payable within five (5) business days of the closing of any equity or debt financing for Checkpoint or any of its respective subsidiaries that occurs after the effective date of the Founders Agreement and ending on the date when Fortress no longer has majority voting control in Checkpoint’s voting equity, equal to two and one-half percent (2.5%) of the gross amount of any such equity or debt financing; and (iii) pay a cash fee equal to four and one half percent (4.5%) of Checkpoint’s annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a change in control (as it is defined in the Founders Agreement), Checkpoint will pay a one-time change in control fee equal to five times (5x) the product of (i) monthly net sales for the twelve (12) months immediately preceding the change in control and (ii) four and one-half percent (4.5%). The Founders Agreement has a term of fifteen years, after which it automatically renews for one year periods unless Fortress gives the Company notice of termination. The Founders Agreement will also automatically terminate upon a change of control.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of the Company’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of its Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. For the three months ended March 31, 2017 and 2016, the Company recognized $125,000 in expense in its Condensed Statements of Operations related to the MSA.

Caribe BioAdvisors, LLC

In December 2016, the Company entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For the three months ended March 31, 2017, the Company paid Caribe $15,000 related to the advisory agreement.

Note 5 - Stockholders’ Equity

Common Stock

The Company is authorized to issue 50,000,000 common shares with a par value of $0.0001 per share, of which 15,000,000 shares are designated as “Class A common stock.” As of March 31, 2017, there were 7,000,000 shares of Class A common stock issued and outstanding to Fortress. Dividends are to be distributed pro-rata to the Class A and common stock holders. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stock holders are entitled to a number of votes per share equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

Pursuant to the Founders Agreement, the Company issued 721,699 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully-diluted outstanding equity of Checkpoint on March 17, 2017 (see Notes 2 and 4).

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

Total shares available for the issuance of stock-based awards under the Company’s 2015 Incentive Plan was 251,000 shares at March 31, 2017.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Restricted Stock

In March 2015, the Company issued a restricted stock grant to Dr. Wayne Marasco for services in connection with its Scientific Advisory Board. Dr. Marasco was issued a grant for 1.5 million shares of common stock, which vested 25% on the first anniversary of the grant date and monthly thereafter for 48 months. These shares were issued outside of the Company’s 2015 Incentive Plan. The Company valued the restricted stock utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8% and a weighted average cost of capital of 30%, resulting in a value of $0.065 per share on grant date. At March 31, 2017, the Company re-measured this non-employee restricted stock utilizing a market approach, based primarily upon a third party financing. Such valuation resulted in a value of $5.43 per share utilizing a volatility of 80%, a risk free rate of return of 2.10% and a term of five years. For the three months ended March 31, 2017 and 2016, in connection with this grant, the Company recorded expense of approximately $0.4 million and $0.8 million, respectively, in research and development expenses on the Company’s Condensed Statements of Operations.

Certain employees and directors have been awarded restricted stock under the 2015 Incentive Plan. The Company incurred approximately $0.4 million and $0.3 million related to stock-based compensation expense for the three months ended March 31, 2017 and 2016, respectively, which is included in general and administrative expenses on the Company’s Condensed Statements of Operations. The Company incurred approximately $50,000 and $0 related to stock-based compensation expense for the three months ended March 31, 2017 and 2016, respectively, which is included in research and development expenses on the Company’s Condensed Statements of Operations.

The following table summarizes restricted stock award activity for the three months ended March 31, 2017.

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	2,533,063	$2.93
Granted	70,000	5.43
Vested	(70,313)	0.07
Nonvested at March 31, 2017	2,532,750	$3.07

As of March 31, 2017, there was $4.2 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.7 years. This amount does not include 333,334 shares of restricted stock outstanding as of March 31, 2017 which are performance-based and vest upon achievement of certain corporate milestones. Stock-based compensation for these awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Stock Options

The following table summarizes stock option award activity for the three months ended March 31, 2017:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	60,000	$5.43	9.96
Granted	-	-
Outstanding as of March 31, 2017	60,000	$5.43	9.84

Upon the exercise of stock options, the Company will issue new shares of its common stock.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Warrants

A summary of warrant activities for the three months ended March 31, 2017 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	4,331,106	$6.62	4.67
Granted	-	-
Outstanding as of March 31, 2017	4,331,106	$6.62	4.42

Upon the exercise of warrants, the Company will issue new shares of its common stock.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the three months ended March 31, 2017 and 2016 (in thousands).

	For the three months ended March 31,
	2017	2016
Research and development	$406	$767
General and administrative	573	321
Total stock-based compensation expense	$979	$1,088

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

Overview

We are a clinical-stage, immuno-oncology biopharmaceutical company focused on the acquisition, development and commercialization of novel, non-chemotherapy, immune-enhanced combination treatments for patients with solid tumor cancers. We aim to acquire rights to these technologies by licensing the rights or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market. Our broad pipeline consists of fully-human, immuno-oncology and checkpoint inhibitor antibodies licensed from the Dana-Farber Cancer Institute (“Dana-Farber”) that target programmed death-ligand 1 (“PD-L1”); glucocorticoid-induced TNFR-related protein (“GITR”); and carbonic anhydrase IX (“CAIX”). We expect to submit investigational new drug (“IND”) applications for our anti-PD-L1 antibody in 2017, and our anti-GITR and anti-CAIX antibodies in 2018. In addition, we are developing three oral, small-molecule, targeted anti-cancer agents that inhibit epidermal growth-factor receptor (“EGFR”) mutations, the bromodomain and extra-terminal (“BET”) protein BRD4, and poly (ADP-ribose) polymerase (“PARP”). We submitted an IND application to the U.S. Food and Drug Administration (“FDA”) for our EGFR inhibitor, which was accepted in August 2016, and in September 2016 we dosed the first patient in a Phase 1/2 clinical trial. We plan to submit an IND application for our BET inhibitor in 2017. We are currently developing a clinical program for our PARP inhibitor, which we expect to commence in the next 12 months. We will also seek to expand our pipeline to create additional proprietary combination therapies that leverage the immune system and complimentary mechanisms

We have also entered into various collaboration agreements with TG Therapeutics, Inc. (“TGTX”), a related party, to develop and commercialize certain assets in connection with our licenses in the field of hematological malignancies, while we retain the right to develop and commercialize these assets in solid tumors.

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2017, we have an accumulated deficit of $40.7 million.

We are a majority controlled subsidiary of Fortress Biotech, Inc. (“Fortress”).

Checkpoint Therapeutics, Inc. was incorporated in Delaware on November 10, 2014 and commenced principal operations in March 2015. Our executive offices are located at 2 Gansevoort Street, 9th Floor, New York, NY 10014. Our telephone number is (781) 652-4500 and our email address is ir@checkpointtx.com.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenue

For the three months ended March 31, 2017, revenue was approximately $0.7 million compared to approximately $0.3 million for the three months ended March 31, 2016, an increase of approximately $0.4 million. Revenue for the current period primarily consisted of $0.5 million from TGTX related to the sublicense agreement for CK-103, including $0.2 million due upon the successful completion of toxicology studies, and approximately $0.2 million from TGTX in connection with the Sponsored Research Agreement with NeuPharma. A small portion of revenue was also generated in connection with the collaboration agreement with TGTX. Revenue for the three months ended March 31, 2016 primarily consisted of payments from TGTX in connection with the Sponsored Research Agreement with NeuPharma.

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

For the three months ended March 31, 2017, research and development expenses were approximately $3.7 million, compared to approximately $2.4 million for the three months ended March 31, 2016, an increase of $1.3 million. The current period research and development expenses primarily consisted of approximately $1.9 million related to preclinical and product development activities for our product candidates, $0.7 million related to clinical costs for our product candidates, $0.4 million due to Jubilant upon the successful completion of toxicology studies per the license agreement for CK-103 and $0.4 million related to stock compensation expense. The prior period research and development expenses primarily consisted of approximately $1.5 million of expense related to the preclinical and product development activities for our product candidates and approximately $0.8 million of stock compensation expense for a restricted stock award.

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

For the three months ended March 31, 2017, general and administrative expenses were approximately $1.4 million, compared to approximately $1.2 million for the three months ended March 31, 2016, an increase of $0.2 million. The current period general and administrative expenses primarily consisted of stock compensation expense of approximately $0.6 million, $0.2 million related to salary expenses and $0.2 million related to legal and accounting fees. The prior period general and administrative expenses primarily consisted of $0.4 million related to legal fees, stock compensation expense of $0.3 million, and $0.2 million related to salary expenses.

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

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2017, we had an accumulated deficit of $40.7 million.

Our major sources of cash have been proceeds from the private placement of equity securities. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalent balances at March 31, 2017, are sufficient to fund our anticipated operating cash requirements for approximately the next 15 to 18 months.

Cash Flows for the Three Months Ended March 31, 2017 and 2016

Operating Activities

Net cash used in operating activities was $2.8 million for the three months ended March 31, 2017, compared to $2.2 million for the three months ended March 31, 2016. The increase in net cash used in operating activities was due primarily to increased expenditures associated with our preclinical, clinical and other product development activities for our product candidates.

Investing Activities

There were no investing activities for the three months ended March 31, 2017 and 2016.

Financing Activities

There were no financing activities for the three months ended March 31, 2017, compared to $2.2 million of net cash used in financing activities for the three months ended March 31, 2016. In February 2016, we repaid our debt of $2.8 million, representing repayment of a promissory note through National Securities Corporation which included principal and accrued interest as of the date of payment. The issuance of common stock provided $0.6 million during the three months ended March 31, 2016.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

N/A.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure.

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarter ended March 31, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2017 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this report and our other public filings, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014, and have an accumulated deficit of $40.7 million as of March 31, 2017. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. In December 2015, we closed on gross proceeds of $57.8 million, before commissions and expenses, in a series of private placement financings. Net proceeds from this offering were approximately $51.5 million. We expect to continue to use the net proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalents balances at March 31, 2017, are sufficient to fund our anticipated operating cash requirements for approximately the next 15 to 18 months.

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

Item 2. Recent Sales of Unregistered Securities.

During the period covered by this report, we have not issued any unregistered securities.  We have not furnished information under this item to the extent that such information previously has been included in our Annual Report on Form 10-K.

Item 6. Exhibits

Exhibit No.	Description
10.1	Amendment 2 to Sublicense Agreement by and between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc. dated March 17, 2017.
10.2	Amendment 2 to License Agreement by and between Jubilant Biosys Limited and Checkpoint Therapeutics, Inc. dated March 31, 2017.
31.1	Certification of Chief Executive Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2017.
31.2	Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2017.
32.1	Certification of Chief Executive Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2017.
32.2	Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2017.
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Checkpoint Therapeutics, Inc.
(Registrant)

Date: May 10, 2017	By: /s/ James F. Oliviero
James F. Oliviero
President and Chief Executive Officer
(Principal Executive Officer)