Form 10-Q
period 2017-06-30
Checkpoint Therapeutics, Inc.
filed 2017-08-09
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 4, 2017
Class A Common Stock, $0.0001 par value	7,000,000
Common Stock, $0.0001 par value	18,368,575

CHECKPOINT THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended June 30, 2017

Checkpoint Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$27,225	$35,086
Prepaid expenses and other assets	874	71
Other receivables - related party	843	821
Total current assets	28,942	35,978
Total Assets	$28,942	$35,978

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$3,815	$3,355
Accounts payable and accrued expenses - related party	292	318
Total current liabilities	4,107	3,673
Total Liabilities	4,107	3,673

Commitments and Contingencies

Stockholders' Equity
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Class A common shares, 7,000,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016	1	1
Common shares, 18,258,575 and 17,426,876 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	2	2
Common stock issuable, 0 and 721,699 shares as of June 30, 2017 and December 31, 2016, respectively	-	3,919
Additional paid-in capital	72,016	64,736
Accumulated deficit	(47,184)	(36,353)
Total Stockholders’ Equity	24,835	32,305
Total Liabilities and Stockholders’ Equity	$28,942	$35,978

The accompanying notes are an integral part of these unaudited condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Revenue - related party	$351	$1,249	$1,044	$1,526

Operating expenses:
Research and development	5,506	5,446	9,210	7,811
General and administrative	1,317	1,221	2,720	2,405
Total operating expenses	6,823	6,667	11,930	10,216
Loss from operations	(6,472)	(5,418)	(10,886)	(8,690)

Other income (expense)
Interest income	24	13	55	24
Interest expense and debt amortization	-	-	-	(344)
Total other income (expense)	24	13	55	(320)
Net Loss	$(6,448)	$(5,405)	$(10,831)	$(9,010)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(0.28)	$(0.25)	$(0.48)	$(0.42)

Basic and diluted weighted average number of common shares outstanding	22,731,154	21,728,205	22,397,137	21,251,668

 The accompanying notes are an integral part of these unaudited condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statement of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Class A Common Shares		Common Shares		Common Shares	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2016	7,000,000	$1	17,426,876	$2	$3,919	$64,736	$(36,353)	$32,305
Stock-based compensation expense	-	-	110,000	-	-	3,361	-	3,361
Issuance of common shares - Founders Agreement	-	-	721,699	-	(3,919)	3,919	-	-
Net loss	-	-	-	-	-	-	(10,831)	(10,831)
Balances at June 30, 2017	7,000,000	$1	18,258,575	$2	$-	$72,016	$(47,184)	$24,835

The accompanying notes are an integral part of these unaudited condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the six months ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(10,831)	$(9,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,361	1,891
Issuance of common shares - Founders Agreement	-	14
Amortization of debt discount	-	324
Research and development-licenses acquired, expensed	400	2,060
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(803)	167
Other receivables - related party	(22)	(1,184)
Accounts payable and accrued expenses	434	1,850
Net cash used in operating activities	(7,461)	(3,888)

Cash Flows from Investing Activities:
Purchase of research and development licenses	(400)	(2,060)
Net cash used in investing activities	(400)	(2,060)

Cash Flows from Financing Activities:
Payment of note payable	-	(2,792)
Proceeds from issuance of common stock	-	570
Net cash used in financing activities	-	(2,222)

Net decrease in cash	(7,861)	(8,170)
Cash at beginning of period	35,086	50,418
Cash at end of period	$27,225	$42,248

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$20

Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$3,919	$3,024

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

The Company’s common stock is listed on the NASDAQ Capital Market and trades under the symbol “CKPT.”

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2017, the Company had an accumulated deficit of $47.2 million.

The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, which may include financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at June 30, 2017, are sufficient to fund its anticipated operating cash requirements for approximately the next 12 to 15 months.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

If there are deliverables in an arrangement that are not separable from other aspects of the contractual relationship, they are treated as a combined unit of accounting, with the allocated revenue for the combined unit recognized in a manner consistent with the revenue recognition applicable to the final deliverable in the combined unit. Payments received prior to satisfying the relevant revenue recognition criteria are recorded as deferred revenue in the Condensed Balance Sheet and recognized as revenue in the Condensed Statements of Operations when the related revenue recognition criteria are met. See Note 3 for a description of the Company’s collaborative arrangements.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A common stock pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. The following table summarizes potentially dilutive securities outstanding at June 30, 2017 and 2016 that were excluded from the computation of diluted net loss per share, as they would be anti-dilutive:

	June 30,
	2017	2016
Warrants (Note 5)	4,331,106	4,331,106
Stock Options (Note 5)	60,000	-
Unvested restricted stock (Note 5)	2,502,438	2,204,688
Total	6,893,544	6,535,794

Recently Issued Accounting Standards

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its financial statements and related disclosures, but does not expect it to have a material impact.

In January 2017, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of adopting this standard on its financial statements and related disclosures, but does not expect it to have a material impact.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in ASU 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company adopted ASU 2016-09 in the first quarter of 2017, and its adoption did not have a material impact on the Company’s financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”). The purpose of ASU 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. The amendments in ASU 2016-08 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting this standard on its financial statements and related disclosures, including the impact the new ASU will have on its collaborative arrangements accounted for pursuant to ASC 808.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU 2014-09, which will now be effective for the Company in the first quarter of fiscal year 2018 and may be applied on a full retrospective or modified retrospective approach. As of June 30, 2017, the Company has not elected early adoption and has not concluded on an adoption method. The Company is currently in the process of analyzing the Company’s revenue recognition policies and the potential impact the standard may have on previously reported revenues and future revenues. The Company is still evaluating the impact on its financial statements and related disclosures.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 3 - License Agreements

Dana-Farber Cancer Institute

In March 2015, the Company entered into an exclusive license agreement with Dana-Farber Cancer Institute (“Dana Farber”) to develop a portfolio of fully human immuno-oncology targeted antibodies. Under the terms of the agreement, the Company paid Dana-Farber an up-front licensing fee of $1.0 million and, on May 11, 2015, granted Dana-Farber 500,000 shares, valued at $32,500 or $0.065 per share. The agreement included an anti-dilution clause that maintained Dana-Farber’s ownership at 5% until such time that the Company raised $10 million in cash in exchange for common shares. Pursuant to this provision, on September 30, 2015, the Company granted to Dana-Farber an additional 136,830 shares of common stock valued at approximately $0.6 million and the anti-dilution clause thereafter expired. Dana-Farber is eligible to receive payments of up to an aggregate of approximately $21.5 million for each licensed product upon the Company’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. In addition, Dana-Farber is eligible to receive up to an aggregate of $60.0 million upon the Company’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales. Following the second anniversary of the effective date of the license agreement, Dana-Farber receives an annual license maintenance fee, which is creditable against milestone payments or royalties due to Dana-Farber. The portfolio of antibodies licensed from Dana-Farber include antibodies targeting PD-L1, GITR and CAIX.

In connection with the license agreement with Dana-Farber, the Company entered into a collaboration agreement with TGTX, a related party, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retains the right to develop and commercialize these antibodies in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the collaboration agreement, TGTX paid the Company $0.5 million, representing an upfront licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $21.5 million for each product upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, the Company is eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered high single digit percentage of net sales. Following the second anniversary of the effective date of the agreement, the Company receives an annual license maintenance fee, which is creditable against milestone payments or royalties due to the Company. For the three months ended June 30, 2017 and 2016, the Company recognized approximately $9,000 and $3,000, respectively, in revenue from its collaboration agreement with TGTX in the Condensed Statements of Operations. For the six months ended June 30, 2017 and 2016, the Company recognized approximately $38,000 and $20,000, respectively, in revenue from its collaboration agreement with TGTX in the Condensed Statements of Operations.

NeuPharma, Inc.

In March 2015, Fortress entered into an exclusive license agreement with NeuPharma to develop and commercialize novel irreversible, 3rd generation EGFR inhibitors, including CK-101, on a worldwide basis other than certain Asian countries. On the same date, Fortress assigned all of its right and interest in the EGFR inhibitors to the Company. Under the terms of the license agreement, the Company paid NeuPharma an up-front licensing fee of $1.0 million, and NeuPharma is eligible to receive payments of up to an aggregate of approximately $40.0 million upon the Company’s successful achievement of certain clinical development and regulatory milestones in up to three indications, of which $22.5 million are due upon various regulatory approvals to commercialize the products. In addition, NeuPharma is eligible to receive payments of up to an aggregate of $40.0 million upon the Company’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered mid to high-single digit percentage of net sales.

In September 2016, the Company dosed the first patient in a Phase 1/2 clinical study of CK-101, which is currently ongoing as of June 30, 2017.

In connection with the license agreement with NeuPharma, in March 2015, Fortress entered into an option agreement with TGTX, a related party, which agreement was assigned to the Company by Fortress on the same date, for a global collaboration of certain compounds licensed. The option agreement will expire on December 31, 2017, unless both parties agree to extend the option period.

Also in connection with the license agreement with NeuPharma, the Company entered into a Sponsored Research Agreement with NeuPharma for certain research and development activities. Effective January 11, 2016, TGTX agreed to assume all costs associated with this Sponsored Research Agreement and paid the Company for all amounts previously paid by the Company. This assumption of costs by TGTX survives any termination or expiration of the option agreement. For the three months ended June 30, 2017 and 2016, the Company recognized approximately $197,000 and $221,000, respectively, in revenue in connection with the Sponsored Research Agreement in the Condensed Statements of Operations. For the six months ended June 30, 2017 and 2016, the Company recognized approximately $397,000 and $481,000, respectively, in revenue in connection with the Sponsored Research Agreement in the Condensed Statements of Operations.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Teva Pharmaceutical Industries Ltd. (through its subsidiary, Cephalon, Inc.)

In December 2015, Fortress entered into a license agreement with Teva Pharmaceutical Industries Ltd. through its subsidiary, Cephalon, Inc. (“Cephalon”). This agreement was assigned to the Company by Fortress on the same date. Under the terms of the license agreement, Checkpoint obtained an exclusive, worldwide license to Cephalon’s patents relating to CEP-8983 and its small molecule prodrug, CEP-9722, a PARP inhibitor, which the Company now refers to as CK-102. The Company paid Cephalon an up-front licensing fee of $0.5 million. Cephalon is eligible to receive milestone payments of up to an aggregate of approximately $220.0 million upon the Company’s successful achievement of certain clinical development, regulatory approval and product sales milestones, of which approximately $206.5 million are due on or following regulatory approvals to commercialize the product. In addition, Cephalon is eligible to receive royalty payments based on a tiered low double-digit percentage of net sales.

Jubilant Biosys Limited

In May 2016, the Company entered into a license agreement with Jubilant Biosys Limited (“Jubilant”), whereby the Company obtained an exclusive, worldwide license to Jubilant’s family of patents covering compounds that inhibit BRD4, a member of the BET domain for cancer treatment, including CK-103. Under the terms of the agreement, the Company paid Jubilant an up-front licensing fee of $2.0 million in 2016. In March 2017, the Company expensed a non-refundable milestone payment of $0.4 million upon the successful completion of toxicology studies under the terms of the license agreement with Jubilant, which is included in the Condensed Statements of Operations for the six months ended June 30, 2017. Jubilant is eligible to receive potential payments of up to an aggregate of approximately $88.5 million upon the Company’s successful achievement of certain clinical development and regulatory milestones, of which $59.5 million are due upon various regulatory approvals to commercialize the products. In addition, Jubilant is eligible to receive payments up to an aggregate of $89.0 million upon the Company’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales.

In connection with the license agreement with Jubilant, the Company entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retains the right to develop and commercialize these compounds in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the Sublicense Agreement, TGTX paid the Company $1.0 million, representing an upfront licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.2 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, the Company is eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of three sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays the Company 50% of IND enabling costs and patent expenses. For the three months ended June 30, 2017 and 2016, the Company recognized approximately $144,000 and $1.0 million, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations. For the six months ended June 30, 2017 and 2016, the Company recognized approximately $608,000 and $1.0 million, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of the Company’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of its Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. For the three months ended June 30, 2017 and 2016, the Company recognized $125,000 in expense in its Condensed Statements of Operations related to the MSA. For the six months ended June 30, 2017 and 2016, the Company recognized $250,000 in expense in its Condensed Statements of Operations related to the MSA.

Caribe BioAdvisors, LLC

In December 2016, the Company entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For the three and six months ended June 30, 2017, the Company recognized $16,000 and $31,000, respectively, in expense in its Condensed Statements of Operations related to the advisory agreement, including $1,000 in expense related to an annual equity incentive grant.

Note 5 - Stockholders’ Equity

Common Stock

The Company is authorized to issue 50,000,000 common shares with a par value of $0.0001 per share, of which 15,000,000 shares are designated as “Class A common stock.” As of June 30, 2017, there were 7,000,000 shares of Class A common stock issued and outstanding to Fortress. Dividends are to be distributed pro-rata to the Class A and common stock holders. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stock holders are entitled to a number of votes per share equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

Pursuant to the Founders Agreement, the Company issued 721,699 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully-diluted outstanding equity of Checkpoint on March 17, 2017 (see Notes 2 and 4).

Equity Incentive Plan

The Company has in effect the Amended and Restated 2015 Incentive Plan (“2015 Incentive Plan’). The 2015 Incentive Plan was adopted in March 2015 by our stockholders. Under the 2015 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to directors, officers, employees and consultants. An amendment to the 2015 Incentive Plan was approved by stockholders in June 2017 to increase the shares available for issuance to 5,000,000 shares. The plan expires 10 years from the effective date of the amendment and limits the term of each option to no more than 10 years from the date of grant.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

As of June 30, 2017, 3,211,000 shares are outstanding and available under the 2015 Incentive Plan.

Restricted Stock

In March 2015, the Company issued a restricted stock grant to Dr. Wayne Marasco for services in connection with its Scientific Advisory Board. Dr. Marasco was issued a grant for 1.5 million shares of common stock, which vested 25% on the first anniversary of the grant date and monthly thereafter for 48 months. These shares were issued outside of the Company’s 2015 Incentive Plan. The Company valued the restricted stock utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8% and a weighted average cost of capital of 30%, resulting in a value of $0.065 per share on grant date. At June 30, 2017, the Company re-measured this non-employee restricted stock utilizing a market approach, based primarily upon a third-party financing. Such valuation resulted in a value of $8.48 per share utilizing a volatility of 80%, a risk-free rate of return of 1.72% and a term of four years. For the three months ended June 30, 2017 and 2016, in connection with this grant, the Company recorded expense of approximately $1.9 million and $0.5 million, respectively, in research and development expenses on the Company’s Condensed Statements of Operations. For the six months ended June 30, 2017 and 2016, in connection with this grant, the Company recorded expense of approximately $2.3 million and $1.2 million, respectively, in research and development expenses on the Company’s Condensed Statements of Operations.

Certain employees and directors have been awarded restricted stock under the 2015 Incentive Plan. The Company incurred approximately $0.4 million and $0.4 million related to stock-based compensation expense for the three months ended June 30, 2017 and 2016, respectively, which is included in general and administrative expenses on the Company’s Condensed Statements of Operations. The Company incurred approximately $0.9 million and $0.7 million related to stock-based compensation expense for the six months ended June 30, 2017 and 2016, respectively, which is included in general and administrative expenses on the Company’s Condensed Statements of Operations. The Company incurred approximately $0.1 million and $0 related to stock-based compensation expense for the three months ended June 30, 2017 and 2016, respectively, which is included in research and development expenses on the Company’s Condensed Statements of Operations. The Company incurred approximately $0.1 million and $0 related to stock-based compensation expense for the six months ended June 30, 2017 and 2016, respectively, which is included in research and development expenses on the Company’s Condensed Statements of Operations.

The following table summarizes restricted stock award activity for the six months ended June 30, 2017.

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	2,533,063	$2.93
Granted	110,000	5.43
Vested	(140,625)	0.07
Nonvested at June 30, 2017	2,502,438	$3.20

As of June 30, 2017, there was $3.9 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.5 years. This amount does not include 333,334 shares of restricted stock outstanding as of June 30, 2017 which are performance-based and vest upon achievement of certain corporate milestones. Stock-based compensation for these awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Stock Options

The following table summarizes stock option award activity for the six months ended June 30, 2017:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	60,000	$5.43	9.96
Granted	-	-
Outstanding as of June 30, 2017	60,000	$5.43	9.59

Upon the exercise of stock options, the Company will issue new shares of its common stock.

Warrants

A summary of warrant activities for the six months ended June 30, 2017 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	4,331,106	$6.62	4.67
Granted	-	-
Outstanding as of June 30, 2017	4,331,106	$6.62	4.17

Upon the exercise of warrants, the Company will issue new shares of its common stock.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2017 and 2016 (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Research and development	$1,946	$457	$2,352	$1,225
General and administrative	436	346	1,009	666
Total stock-based compensation expense	$2,382	$803	$3,361	$1,891

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

Overview

We are a clinical-stage, immuno-oncology biopharmaceutical company focused on the acquisition, development and commercialization of novel, non-chemotherapy, immune-enhanced combination treatments for patients with solid tumor cancers. We aim to acquire rights to these technologies by licensing the rights or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market. Our broad pipeline consists of fully-human, immuno-oncology and checkpoint inhibitor antibodies licensed from the Dana-Farber Cancer Institute (“Dana-Farber”) that target programmed death-ligand 1 (“PD-L1”); glucocorticoid-induced TNFR-related protein (“GITR”); and carbonic anhydrase IX (“CAIX”). We expect to commence a Phase 1 clinical study for our anti-PD-L1 antibody in 2017, and our anti-GITR and anti-CAIX antibodies are in preclinical development. In addition, we are developing three oral, small-molecule, targeted anti-cancer agents that inhibit epidermal growth-factor receptor (“EGFR”) mutations, the bromodomain and extra-terminal (“BET”) protein BRD4, and poly (ADP-ribose) polymerase (“PARP”). We submitted an investigational new drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) for our EGFR inhibitor, which was accepted in August 2016, and in September 2016 we dosed the first patient in a Phase 1/2 clinical trial. Our BET inhibitor is in preclinical development. We are currently developing a clinical program for our PARP inhibitor. We will also seek to expand our pipeline to create additional proprietary combination therapies that leverage the immune system and complimentary mechanisms.

We have also entered into various collaboration agreements with TG Therapeutics, Inc. (“TGTX”), a related party, to develop and commercialize certain assets in connection with our licenses in the field of hematological malignancies, while we retain the right to develop and commercialize these assets in solid tumors.

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2017, we have an accumulated deficit of $47.2 million.

We are a majority controlled subsidiary of Fortress Biotech, Inc. (“Fortress”).

Checkpoint Therapeutics, Inc. was incorporated in Delaware on November 10, 2014 and commenced principal operations in March 2015. Our executive offices are located at 2 Gansevoort Street, 9 th Floor, New York, NY 10014. Our telephone number is (781) 652-4500 and our email address is ir@checkpointtx.com.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

Revenue

For the three months ended June 30, 2017, revenue was approximately $0.4 million compared to approximately $1.2 million for the three months ended June 30, 2016, a decrease of $0.8 million. Revenue for the current period primarily consisted of $0.1 million from TGTX related to the sublicense agreement for CK-103 and $0.2 million from TGTX in connection with the Sponsored Research Agreement with NeuPharma. A small portion of revenue was also generated in connection with the collaboration agreement with TGTX. Revenue for the three months ended June 30, 2016 primarily consisted of $1.0 million from TGTX upon the signing of the sublicense agreement for CK-103 and $0.2 million from TGTX in connection with the Sponsored Research Agreement with NeuPharma.

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

For the three months ended June 30, 2017, research and development expenses were approximately $5.5 million, compared to $5.4 million for the three months ended June 30, 2016, an increase of $0.1 million. The current period research and development expenses primarily consisted of $1.6 million related to preclinical and product development activities for our product candidates, $0.8 million related to clinical costs for our product candidates, and $1.9 million related to stock compensation expense. The prior period research and development expenses primarily consisted of $2.0 million paid to Jubilant upon the signing of the license agreement for CK-103, $2.3 million of expense related to the preclinical and product development activities for our product candidates and $0.5 million of stock compensation expense.

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

For the three months ended June 30, 2017, general and administrative expenses were approximately $1.3 million, compared to $1.2 million for the three months ended June 30, 2016, an increase of $0.1 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $0.4 million, $0.2 million related to salary expenses and $0.3 million related to legal and accounting fees. The prior period general and administrative expenses primarily consisted of $0.4 million related to legal fees, stock compensation expense of $0.4 million, and $0.2 million related to salary expenses.

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

Comparison of the Six Months Ended June 30, 2017 and 2016

Revenue

For the six months ended June 30, 2017, revenue was approximately $1.0 million compared to $1.5 million for the six months ended June 30, 2016, a decrease of $0.5 million. Revenue for the current period primarily consisted of $0.6 million from TGTX related to the sublicense agreement for CK-103, including $0.2 million due upon the successful completion of toxicology studies, and $0.4 million from TGTX in connection with the Sponsored Research Agreement with NeuPharma. A small portion of revenue was also generated in connection with the collaboration agreement with TGTX. Revenue for the six months ended June 30, 2016 primarily consisted of $1.0 million from TGTX upon the signing of the sublicense agreement for CK-103 and $0.5 million from TGTX in connection with the Sponsored Research Agreement with NeuPharma.

Research and Development Expenses

For the six months ended June 30, 2017, research and development expenses were approximately $9.2 million, compared to $7.8 million for the six months ended June 30, 2016, an increase of $1.4 million. The current period research and development expenses primarily consisted of $4.3 million related to preclinical and product development activities for our product candidates, $1.5 million related to clinical costs for our product candidates, $0.4 million in license fees and $2.4 million related to stock compensation expense. The prior period research and development expenses primarily consisted of $2.0 million paid to Jubilant upon the signing of the license agreement for CK-103, $3.8 million of expense related to the preclinical and product development activities for our product candidates and $1.2 million of stock compensation expense.

General and Administrative Expenses

For the six months ended June 30, 2017, general and administrative expenses were approximately $2.7 million, compared to $2.4 million for the six months ended June 30, 2016, an increase of $0.3 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $1.0 million, $0.5 million related to salary expenses and $0.5 million related to legal and accounting fees. The prior period general and administrative expenses primarily consisted of $0.9 million related to legal and accounting fees, stock compensation expense of $0.7 million, and $0.4 million related to salary expenses.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2017, we had an accumulated deficit of $47.2 million.

Our major sources of cash have been proceeds from the private placement of equity securities. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalent balances at June 30, 2017, are sufficient to fund our anticipated operating cash requirements for approximately the next 12 to 15 months.

Cash Flows for the Six Months Ended June 30, 2017 and 2016

Operating Activities

Net cash used in operating activities was $7.5 million for the six months ended June 30, 2017, compared to $3.9 million for the six months ended June 30, 2016. The increase in net cash used in operating activities was due primarily to increased expenditures associated with our preclinical, clinical and other product development activities for our product candidates.

Investing Activities

Net cash used in investing activities was $0.4 million for the six months ended June 30, 2017, compared to $2.1 million for the six months ended June 30, 2016. The investing activity for the periods related to the purchase of research and development licenses.

Financing Activities

There were no financing activities for the six months ended June 30, 2017, compared to $2.2 million of net cash used in financing activities for the six months ended June 30, 2016. In February 2016, we repaid our debt of $2.8 million, representing repayment of a promissory note through National Securities Corporation which included principal and accrued interest as of the date of payment. The issuance of common stock provided $0.6 million during the six months ended June 30, 2016.

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

With respect to the quarter ended June 30, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2017 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If approved, our product candidates may face competition from less expensive generic products of competitors and, if we are unable to differentiate the benefits of our product candidates over these less expensive alternatives, we may never generate meaningful product revenues.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014, and have an accumulated deficit of $47.2 million as of June 30, 2017. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. In December 2015, we closed on gross proceeds of $57.8 million, before commissions and expenses, in a series of private placement financings. Net proceeds from this offering were approximately $51.5 million. We expect to continue to use the net proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalents balances at June 30, 2017, are sufficient to fund our anticipated operating cash requirements for approximately the next 12 to 15 months.

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

Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing, design and conduct of, and results from, preclinical and clinical trials for our product candidates;

•	the potential for delays in our efforts to seek regulatory approval for our product candidates, and any costs associated with such delays;

•	the costs of establishing a commercial organization to sell, market and distribute our product candidates;

•	the rate of progress and costs of our efforts to prepare for the submission of an NDA for any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;

•	the cost and timing of securing sufficient supplies of our product candidates from our contract manufacturers for clinical trials and in preparation for commercialization;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish;

•	if one or more of our product candidates are approved, the potential that we may be required to file a lawsuit to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of one or more of our product candidates; and

•	the success of the commercialization of one or more of our product candidates.

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

Item 6. Exhibits

Exhibit No.	Description
10.1	Checkpoint Therapeutics, Inc. Amended and Restated 2015 Incentive Plan.
10.2	Amended and Restarted Non-Employee Directors Compensation Plan.
31.1	Certification of Chief Executive Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2017.
31.2	Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2017.
32.1	Certification of Chief Executive Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2017.
32.2	Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2017.
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Checkpoint Therapeutics, Inc.
(Registrant)

Date: August 9, 2017	By: /s/ James F. Oliviero
James F. Oliviero
President and Chief Executive Officer
(Principal Executive Officer)

