Form 10-Q
period 2017-09-30
Checkpoint Therapeutics, Inc.
filed 2017-11-03
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 1, 2017
Class A Common Stock, $0.0001 par value	7,000,000
Common Stock, $0.0001 par value	18,507,878

CHECKPOINT THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended September 30, 2017

Item 1. Financial Statements.

Checkpoint Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,418	$35,086
Prepaid expenses and other assets	1,892	71
Other receivables - related party	350	821
Total current assets	25,660	35,978
Total Assets	$25,660	$35,978

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,347	$3,355
Accounts payable and accrued expenses - related party	496	318
Total current liabilities	5,843	3,673
Total Liabilities	5,843	3,673

Commitments and Contingencies

Stockholders' Equity
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Class A common shares, 7,000,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016	1	1
Common shares, 18,368,575 and 17,426,876 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	2	2
Common stock issuable, 0 and 721,699 shares as of September 30, 2017 and December 31, 2016, respectively	-	3,919
Additional paid-in capital	72,926	64,736
Accumulated deficit	(53,112)	(36,353)
Total Stockholders’ Equity	19,817	32,305
Total Liabilities and Stockholders’ Equity	$25,660	$35,978

The accompanying notes are an integral part of these unaudited condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Revenue - related party	$349	$546	$1,393	$2,072

Operating expenses:
Research and development	4,955	4,713	14,165	12,524
General and administrative	1,344	972	4,064	3,377
Total operating expenses	6,299	5,685	18,229	15,901
Loss from operations	(5,950)	(5,139)	(16,836)	(13,829)

Other income (expense)
Interest income	22	11	77	35
Interest expense and debt amortization	-	-	-	(344)
Total other income (expense)	22	11	77	(309)
Net Loss	$(5,928)	$(5,128)	$(16,759)	$(14,138)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(0.26)	$(0.24)	$(0.74)	$(0.66)

Basic and diluted weighted average number of common shares outstanding	22,801,229	21,798,280	22,533,315	21,435,202

The accompanying notes are an integral part of these unaudited condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statement of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Class A Common Shares		Common Shares		Common Shares	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2016	7,000,000	$1	17,426,876	$2	$3,919	$64,736	$(36,353)	$32,305
Stock-based compensation expense	-	-	220,000	-	-	4,271	-	4,271
Issuance of common shares - Founders Agreement	-	-	721,699	-	(3,919)	3,919	-	-
Net loss	-	-	-	-	-	-	(16,759)	(16,759)
Balances at September 30, 2017	7,000,000	$1	18,368,575	$2	$-	$72,926	$(53,112)	$19,817

The accompanying notes are an integral part of these unaudited condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the nine months ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(16,759)	$(14,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,271	2,651
Issuance of common shares - Founders Agreement	-	14
Amortization of debt discount	-	324
Research and development-licenses acquired, expensed	400	3,060
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,821)	147
Other receivables - related party	471	(509)
Accounts payable and accrued expenses	2,170	2,669
Net cash used in operating activities	(11,268)	(5,782)

Cash Flows from Investing Activities:
Purchase of research and development licenses	(400)	(3,060)
Net cash used in investing activities	(400)	(3,060)

Cash Flows from Financing Activities:
Payment of note payable	-	(2,792)
Proceeds from issuance of common stock	-	570
Net cash used in financing activities	-	(2,222)

Net decrease in cash and cash equivalents	(11,668)	(11,064)
Cash and cash equivalents at beginning of period	35,086	50,418
Cash and cash equivalents at end of period	$23,418	$39,354

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$20

Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$3,919	$3,024

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2017, the Company had an accumulated deficit of $53.1 million.

The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, which may include financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at September 30, 2017, are sufficient to fund its anticipated operating cash requirements for approximately the next 12 months.

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

In October 2017, the Founder’s Agreement was amended to change the issuance date of the Annual Equity Fee from the anniversary date of the Agreement to January 1 of each year beginning in 2018. The Annual Equity Fee payable on January 1, 2018 will be prorated such that it will only be payable for the portion of 2017 between March 17, 2017 and December 31, 2017.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Stock-Based Compensation Expenses

The Company expenses stock-based compensation to employees and board members over the requisite service period based on the estimated grant-date fair value of the awards. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. For stock-based compensation awards to non-employees, the Company re-measures the fair value of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value of these non-employee awards are recognized as stock-based compensation expense in the period of change.

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. All stock-based compensation costs are recorded in general and administrative or research and development costs in the statements of operations based upon the underlying individual’s role at the Company.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A common stock pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. The following table summarizes potentially dilutive securities outstanding at September 30, 2017 and 2016 that were excluded from the computation of diluted net loss per share, as they would be anti-dilutive:

	September 30,
	2017	2016
Warrants (Note 5)	4,331,106	4,331,106
Stock Options (Note 5)	60,000	-
Unvested restricted stock (Note 5)	2,542,125	2,222,375
Total	6,933,231	6,553,481

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU 2014-09, which will now be effective for the Company in the first quarter of fiscal year 2018 and may be applied on a full retrospective or modified retrospective approach. The Company is continuing to assess the impact of the new guidance on its accounting policies and procedures and is evaluating the new requirements as applied to existing revenue contracts. While this assessment is still in progress, the Company believes the most significant potential impact will relate to the timing of collaboration revenues, where the recognition of variable consideration such as milestone payments may be accelerated. In conjunction with its continuing assessment of the impact of the new guidance, the Company is also evaluating its method of adoption and reviewing its internal controls over financial reporting to ensure that information required to implement the new standard is appropriately captured and recorded.  The Company will implement any changes required to facilitate adoption of the new guidance beginning in the first quarter of fiscal year 2018.  In addition, the Company continues to monitor additional changes, modifications, or clarifications undertaken by the FASB or others, which may impact our current conclusions.

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

In October 2017 the Company dosed the first patient in a Phase 1 clinical study of its anti-PD-LI antibody, CK-301.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

In connection with the license agreement with Dana-Farber, the Company entered into a collaboration agreement with TGTX, a related party, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retains the right to develop and commercialize these antibodies in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the collaboration agreement, TGTX paid the Company $0.5 million, representing an upfront licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $21.5 million for each product upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, the Company is eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered high single digit percentage of net sales. Following the second anniversary of the effective date of the agreement, the Company receives an annual license maintenance fee, which is creditable against milestone payments or royalties due to the Company. For the three months ended September 30, 2017 and 2016, the Company recognized approximately $46,000 and $0, respectively, in revenue from its collaboration agreement with TGTX in the Condensed Statements of Operations. For the nine months ended September 30, 2017 and 2016, the Company recognized approximately $84,000 and $20,000, respectively, in revenue from its collaboration agreement with TGTX in the Condensed Statements of Operations.

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

In September 2016, the Company dosed the first patient in a Phase 1/2 clinical study of CK-101, which is currently ongoing as of September 30, 2017.

In connection with the license agreement with NeuPharma, in March 2015, Fortress entered into an option agreement with TGTX, a related party, which agreement was assigned to the Company by Fortress on the same date, for a global collaboration of certain compounds licensed. The option agreement will expire on December 31, 2017, unless both parties agree to extend the option period.

Also in connection with the license agreement with NeuPharma, the Company entered into a Sponsored Research Agreement with NeuPharma for certain research and development activities. Effective January 11, 2016, TGTX agreed to assume all costs associated with this Sponsored Research Agreement and paid the Company for all amounts previously paid by the Company. This assumption of costs by TGTX survives any termination or expiration of the option agreement. For the three months ended September 30, 2017 and 2016, the Company recognized approximately $122,000 and $251,000, respectively, in revenue in connection with the Sponsored Research Agreement in the Condensed Statements of Operations. For the nine months ended September 30, 2017 and 2016, the Company recognized approximately $519,000 and $732,000, respectively, in revenue in connection with the Sponsored Research Agreement in the Condensed Statements of Operations.

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

Jubilant Biosys Limited

In May 2016, the Company entered into a license agreement with Jubilant Biosys Limited (“Jubilant”), whereby the Company obtained an exclusive, worldwide license to Jubilant’s family of patents covering compounds that inhibit BRD4, a member of the BET domain for cancer treatment, including CK-103. Under the terms of the agreement, the Company paid Jubilant an up-front licensing fee of $2.0 million in 2016. In March 2017, the Company expensed a non-refundable milestone payment of $0.4 million upon the successful completion of toxicology studies under the terms of the license agreement with Jubilant, which is included in the Condensed Statements of Operations for the nine months ended September 30, 2017. Jubilant is eligible to receive potential payments of up to an aggregate of approximately $88.5 million upon the Company’s successful achievement of certain clinical development and regulatory milestones, of which $59.5 million are due upon various regulatory approvals to commercialize the products. In addition, Jubilant is eligible to receive payments up to an aggregate of $89.0 million upon the Company’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales.

In connection with the license agreement with Jubilant, the Company entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retains the right to develop and commercialize these compounds in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the Sublicense Agreement, TGTX paid the Company $1.0 million, representing an upfront licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.2 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, the Company is eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of three sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays the Company 50% of IND enabling costs and patent expenses. For the three months ended September 30, 2017 and 2016, the Company recognized approximately $182,000 and $295,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations. For the nine months ended September 30, 2017 and 2016, the Company recognized approximately $791,000 and $1.3 million, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations.

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

In October 2017, the Founder’s Agreement was further amended to change the issuance date of the Annual Equity Fee from the anniversary date of the Agreement to January 1 of each year beginning in 2018. The Annual Equity Fee payable on January 1, 2018 will be prorated such that it will only be payable for the portion of 2017 between March 17, 2017 and December 31, 2017.

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of the Company’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of its Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. For the three months ended September 30, 2017 and 2016, the Company recognized $125,000 in expense in its Condensed Statements of Operations related to the MSA. For the nine months ended September 30, 2017 and 2016, the Company recognized $375,000 in expense in its Condensed Statements of Operations related to the MSA.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Caribe BioAdvisors, LLC

In December 2016, the Company entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For the three months ended September 30, 2017, the Company recognized $20,000 in expense in its Condensed Statements of Operations related to the advisory agreement, including $5,000 in expense related to an annual equity incentive grant. For the nine months ended September 30, 2017, the Company recognized $50,000 in expense in its Condensed Statements of Operations related to the advisory agreement, including $5,000 in expense related to an annual equity incentive grant.

Note 5 - Stockholders’ Equity

Common Stock

The Company is authorized to issue 50,000,000 common shares with a par value of $0.0001 per share, of which 15,000,000 shares are designated as “Class A common stock.” As of September 30, 2017, there were 7,000,000 shares of Class A common stock issued and outstanding to Fortress. Dividends are to be distributed pro-rata to the Class A and common stock holders. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stock holders are entitled to a number of votes per share equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

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

As of September 30, 2017, 3,101,000 shares are available for issuance under the 2015 Incentive Plan.

Restricted Stock

In March 2015, the Company issued a restricted stock grant to Dr. Wayne Marasco for services in connection with its Scientific Advisory Board. Dr. Marasco was issued a grant for 1.5 million shares of common stock, which vested 25% on the first anniversary of the grant date and monthly thereafter for 48 months. These shares were issued outside of the Company’s 2015 Incentive Plan. For the three months ended September 30, 2017 and 2016, in connection with this grant, the Company recorded expense of approximately $0.3 million and $0.4 million, respectively, in research and development expenses on the Company’s Condensed Statements of Operations. For the nine months ended September 30, 2017 and 2016, in connection with this grant, the Company recorded expense of approximately $2.6 million and $1.6 million, respectively, in research and development expenses on the Company’s Condensed Statements of Operations.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Certain employees and directors have been awarded restricted stock under the 2015 Incentive Plan. The Company incurred approximately $0.5 million and $0.3 million related to stock-based compensation expense for the three months ended September 30, 2017 and 2016, respectively, which is included in general and administrative expenses on the Company’s Condensed Statements of Operations. The Company incurred approximately $1.3 million and $1.0 million related to stock-based compensation expense for the nine months ended September 30, 2017 and 2016, respectively, which is included in general and administrative expenses on the Company’s Condensed Statements of Operations. The Company incurred approximately $0.1 million and $20,000 related to stock-based compensation expense for the three months ended September 30, 2017 and 2016, respectively, which is included in research and development expenses on the Company’s Condensed Statements of Operations. The Company incurred approximately $0.2 million and $20,000 related to stock-based compensation expense for the nine months ended September 30, 2017 and 2016, respectively, which is included in research and development expenses on the Company’s Condensed Statements of Operations.

The following table summarizes restricted stock award activity for the nine months ended September 30, 2017:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	2,533,063	$2.93
Granted	220,000	7.59
Vested	(210,938)	0.07
Nonvested at September 30, 2017	2,542,125	$3.57

As of September 30, 2017, there was $3.5 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.4 years. This amount does not include 333,334 shares of restricted stock outstanding as of September 30, 2017 which are performance-based and vest upon achievement of certain corporate milestones. Stock-based compensation for these awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Stock Options

The following table summarizes stock option award activity for the nine months ended September 30, 2017:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	60,000	$5.43	9.96
Granted	-	-
Outstanding as of September 30, 2017	60,000	$5.43	9.34

Upon the exercise of stock options, the Company will issue new shares of its common stock.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Warrants

A summary of warrant activities for the nine months ended September 30, 2017 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	4,331,106	$6.62	4.67
Granted	-	-
Outstanding as of September 30, 2017	4,331,106	$6.62	3.92

Upon the exercise of warrants, the Company will issue new shares of its common stock.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016 (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Research and development	$446	$411	$2,798	$1,635
General and administrative	464	349	1,473	1,016
Total stock-based compensation expense	$910	$760	$4,271	$2,651

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

Overview

We are a clinical-stage, immuno-oncology biopharmaceutical company focused on the acquisition, development and commercialization of novel, non-chemotherapy, immune-enhanced combination treatments for patients with solid tumor cancers. We aim to acquire rights to these technologies by licensing the rights or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market. Our broad pipeline consists of fully-human, immuno-oncology and checkpoint inhibitor antibodies licensed from the Dana-Farber Cancer Institute (“Dana-Farber”) that target programmed death-ligand 1 (“PD-L1”); glucocorticoid-induced TNFR-related protein (“GITR”); and carbonic anhydrase IX (“CAIX”). We commenced a Phase 1 clinical study for our anti-PD-L1 antibody in October 2017, and our anti-GITR and anti-CAIX antibodies are in preclinical development. In addition, we are developing three oral, small-molecule, targeted anti-cancer agents that inhibit epidermal growth-factor receptor (“EGFR”) mutations, the bromodomain and extra-terminal (“BET”) protein BRD4, and poly (ADP-ribose) polymerase (“PARP”). We submitted an investigational new drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) for our EGFR inhibitor, CK-101, which was accepted in August 2016, and in September 2016 we dosed the first patient in a Phase 1/2 clinical trial. The Phase 1 portion of the study is evaluating the safety and tolerability of ascending doses of CK-101 in patients with advanced solid tumors to determine the maximum tolerated dose and / or recommended dose for the Phase 2 portion of the study. The Phase 2 portion will evaluate the safety and efficacy of CK-101 in patients with EGFR T790M mutation-positive non-small cell lung cancer (“NSCLC”). In September 2017, we received Orphan Drug Designation for the treatment of EGFR mutation-positive NSCLC. Our BET inhibitor is in preclinical development. We are currently developing a clinical program for our PARP inhibitor. We will also seek to expand our pipeline to create additional proprietary combination therapies that leverage the immune system and complimentary mechanisms.

We have also entered into various collaboration agreements with TG Therapeutics, Inc. (“TGTX”), a related party, to develop and commercialize certain assets in connection with our licenses in the field of hematological malignancies, while we retain the right to develop and commercialize these assets in solid tumors.

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2017, we have an accumulated deficit of $53.1 million.

We are a majority controlled subsidiary of Fortress Biotech, Inc. (“Fortress”).

Checkpoint Therapeutics, Inc. was incorporated in Delaware on November 10, 2014 and commenced principal operations in March 2015. Our executive offices are located at 2 Gansevoort Street, 9th Floor, New York, NY 10014. Our telephone number is (781) 652-4500 and our email address is ir@checkpointtx.com.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

Revenue

For the three months ended September 30, 2017, revenue was approximately $0.3 million compared to approximately $0.5 million for the three months ended September 30, 2016, a decrease of $0.2 million. Revenue for the current period primarily consisted of $0.2 million from TGTX related to the sublicense agreement for CK-103 and $0.1 million from TGTX in connection with the Sponsored Research Agreement with NeuPharma, Inc. (“NeuPharma”). A small portion of revenue was also generated in connection with the collaboration agreement with TGTX. Revenue for the three months ended September 30, 2016 primarily consisted of approximately $0.3 million from TGTX in connection with the reimbursement of costs for the Sponsored Research Agreement with NeuPharma and approximately $0.2 million from TGTX for the reimbursement of costs related to the sublicense agreement in connection with the license agreement with Jubilant Biosys Limited (“Jubilant”).

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

For the three months ended September 30, 2017, research and development expenses were approximately $5.0 million, compared to $4.7 million for the three months ended September 30, 2016, an increase of $0.3 million. The current period research and development expenses primarily consisted of $2.8 million related to preclinical and product development activities for our product candidates, $1.1 million related to clinical costs for our product candidates, and $0.4 million related to stock compensation expense. The prior period research and development expenses primarily consisted of $1.0 million due to NeuPharma upon first dosing of a patient in our Phase 1 clinical trial for CK-101, $2.9 million related to pre-clinical and product development activities for our product candidates and $0.4 million related to stock compensation expense.

We expect our research and development activities to increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with the following:

•	research and development employee-related expenses, which include salaries and benefits, and stock compensation;

•	license fees and milestone payments related to in-licensed products and technology;

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial materials; and

•	costs associated with non-clinical and clinical activities, regulatory submissions and approvals.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities, and facilities-related expenses.

For the three months ended September 30, 2017, general and administrative expenses were approximately $1.3 million, compared to $1.0 million for the three months ended September 30, 2016, an increase of $0.3 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $0.5 million, $0.2 million related to salary expenses and $0.3 million related to legal and accounting fees. The prior period general and administrative expenses primarily consisted of stock compensation expense of $0.3 million, $0.2 million related to salary expenses and $0.2 million related to legal and accounting fees.

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

Comparison of the Nine Months Ended September 30, 2017 and 2016

Revenue

For the nine months ended September 30, 2017, revenue was approximately $1.4 million compared to $2.1 million for the nine months ended September 30, 2016, a decrease of $0.7 million. Revenue for the current period primarily consisted of $0.8 million from TGTX related to the sublicense agreement for CK-103, including $0.2 million due upon the successful completion of toxicology studies, and $0.5 million from TGTX in connection with the Sponsored Research Agreement with NeuPharma. A small portion of revenue was also generated in connection with the collaboration agreement with TGTX. Revenue for the nine months ended September 30, 2016 primarily consisted of $1.3 million from TGTX related to the sublicense agreement for CK-103 and approximately $0.7 million from TGTX in connection with the reimbursement of costs for the Sponsored Research Agreement with NeuPharma.

Research and Development Expenses

For the nine months ended September 30, 2017, research and development expenses were approximately $14.2 million, compared to $12.5 million for the nine months ended September 30, 2016, an increase of $1.7 million. The current period research and development expenses primarily consisted of $6.2 million related to preclinical and product development activities for our product candidates, $2.5 million related to clinical costs for our product candidates and $2.8 million related to stock compensation expense. The prior period research and development expenses primarily consisted of 2.0 million paid to Jubilant upon the signing of the license agreement for CK-103, $1.0 million due to NeuPharma upon first dosing of a patient in our Phase 1 trial for CK-101, $6.7 million related to pre-clinical and product development activities for our product candidates and $1.6 million related to stock compensation expense.

General and Administrative Expenses

For the nine months ended September 30, 2017, general and administrative expenses were approximately $4.1 million, compared to $3.4 million for the nine months ended September 30, 2016, an increase of $0.7 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $1.5 million, $0.7 million related to salary expenses and $0.8 million related to legal and accounting fees. The prior period general and administrative expenses primarily consisted of stock compensation expense of $1.0 million, $0.6 million related to salary expenses and $1.1 million related to legal and accounting fees.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2017, we had an accumulated deficit of $53.1 million.

Our major sources of cash have been proceeds from the private placement of equity securities. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalent balances at September 30, 2017, are sufficient to fund our anticipated operating cash requirements for approximately the next 12 months.

Cash Flows for the Nine Months Ended September 30, 2017 and 2016

Operating Activities

Net cash used in operating activities was $11.3 million for the nine months ended September 30, 2017, compared to $5.8 million for the nine months ended September 30, 2016. The increase in net cash used in operating activities was due primarily to increased expenditures associated with our preclinical, clinical and other product development activities for our product candidates.

Investing Activities

Net cash used in investing activities was $0.4 million for the nine months ended September 30, 2017, compared to $3.1 million for the nine months ended September 30, 2016. The investing activity for the periods related to the purchase of research and development licenses.

Financing Activities

There were no financing activities for the nine months ended September 30, 2017, compared to $2.2 million of net cash used in financing activities for the nine months ended September 30, 2016. In February 2016, we repaid our debt of $2.8 million, representing repayment of a promissory note through National Securities Corporation which included principal and accrued interest as of the date of payment. The issuance of common stock provided $0.6 million during the nine months ended September 30, 2016.

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

With respect to the quarter ended September 30, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2017 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The successful development, and any commercialization, of our technologies and any product candidates would require us to successfully perform a variety of functions, including:

•	developing our technology platform;

•	identifying, developing, manufacturing and commercializing product candidates;

•	entering into successful licensing and other arrangements with product development partners;

•	achieving clinical endpoints to support preparation of approval applications;

•	participating in regulatory approval processes;

•	formulating and manufacturing products;

•	obtaining sufficient quantities of our product candidates from our third-party manufacturers as required to meet clinical trial needs and commercial demand at launch and thereafter;

•	establishing and maintaining agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;

•	conducting sales and marketing activities including hiring, training, deploying and supporting our sales force and creating market demand for our product candidates through our own marketing and sales activities, and any other arrangements to promote our product candidates that we may later establish;

•	maintaining patent protection and regulatory exclusivity for our product candidates; and

•	obtaining market acceptance for our product candidates.

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

Three of our six current product candidates are in preclinical development, and, thus, have never been used in humans. Preclinical development is highly speculative and carries a high risk of failure. We can provide no assurances that preclinical toxicology and/or preclinical activity of our product candidates will support moving any of these product candidates into clinical development. If we are unsuccessful in our preclinical development efforts for any of these product candidates and they fail to reach clinical development, it would have a material adverse effect on our business and financial condition.

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

Although we are planning for certain clinical trials relating to our product candidates, there can be no assurance that the FDA, or comparable foreign regulatory authority, will accept our proposed trial designs. We may experience delays in our clinical trials and we do not know whether current or planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	obtaining regulatory approval to commence a trial;

•	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining institutional review board, or IRB, approval at each site;

•	recruiting suitable and sufficient number of patients to participate in a trial;

•	clinical sites deviating from trial protocol or dropping out of a trial;

•	having patients complete a trial or return for post-treatment follow-up;

•	developing and validating companion diagnostics on a timely basis, if required;

•	obtaining resolution for any clinical holds that arise;

•	adding new clinical trial sites; or

•	manufacturing sufficient quantities of product candidate for use in clinical trials.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the European Medicines Agency (“EMA”) and similar regulatory authorities outside the United States. Failure to obtain marketing approval for one or more of our product candidates or any future product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. One or more of our product candidates or any future product candidate may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. If any of our product candidates or any future product candidate receives marketing approval, the accompanying label may limit the approved use of our drug by severity of disease, patient group, or include contraindications, interactions, or warnings, which could limit sales of the product.

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

In all interactions with regulatory authorities, the company is exposed to liability risks under the Foreign Corrupt Practices Act or similar anti-bribery laws.

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

All of our contract manufacturers must comply with strictly enforced federal, state and foreign regulations, including cGMP requirements enforced by the FDA through its facilities inspection program, and we have little control over their compliance with these regulations. Any failure to comply with applicable regulations may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval, and would limit the availability of our product and customer confidence in our product. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims.

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

If one or more of our product candidates or any future product candidate are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In our industry, many compounds that initially showed promise in early stage testing have later been found to cause serious side effects that prevented further development of the compound. In the event that our clinical trials reveal a high or unacceptable severity and prevalence of side effects, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of one or more of our product candidates or any future product candidate for any or all targeted indications. The FDA could also issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve a product candidate. The number of requests for additional data or information issued by the FDA in recent years has increased, and resulted in substantial delays in the approval of several new drugs. Undesirable side effects caused by one or more of our product candidates or any future product candidate could also result in the inclusion of unfavorable information in our product labeling, denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing and generating revenues from the sale of that product candidate. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims.

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

One or more of our product candidates that we may license or acquire will also be subject to ongoing requirements and review of the FDA and other regulatory authorities. These requirements include labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping of the drug, and requirements regarding company presentations and interactions with health care professionals.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid;

•	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal Open Payments program, which requires manufacturers of certain approved drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members. Data collection began on August 1, 2013 with requirements for manufacturers to submit reports to CMS by March 31, 2014 and 90 days after the end each subsequent calendar year. Disclosure of such information was made by CMS on a publicly available website beginning in September 2014; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote the products is limited to those indications that are specifically approved by the FDA, or the similar regulatory authority outside the United States. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the U.S. generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict promotion by pharmaceutical companies on the subject of off-label use. If our promotional activities fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA, or any applicable foreign regulatory authority, rules and guidelines relating to promotion and advertising may cause the FDA, or such applicable foreign regulatory authority, to suspend or withdraw an approved product from the market, require a recall or institute fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our business.

We are subject to new legislation, regulatory proposals and managed care initiatives that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.

 In the US and some foreign jurisdictions, there have been a number of proposed and enacted legislative and regulatory changes regarding the healthcare system that could prevent or delay marketing approval of one or more of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any of our product candidates for which we obtain marketing approval.

Among policy makers and payors in the US and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the US, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Among the provisions of the ACA of importance to our potential product candidates are:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 138% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the 340B Drug Pricing Program;

•	the new requirements under the federal Open Payments program and its implementing regulations;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

The Supreme Court upheld the ACA in the main challenge to the constitutionality of the law in 2012. The Supreme Court also upheld federal subsidies for purchasers of insurance through federally facilitated exchanges in a decision released in June 2015. Any remaining legal challenges to the ACA are viewed generally as not significantly impacting the implementation of the law if the plaintiffs prevail.

President Trump ran for office on a platform that supported the repeal of the ACA, and one of his first actions after his inauguration was to sign an Executive Order instructing federal agencies to waive or delay requirements of the ACA that impose economic or regulatory burdens on states, families, the health-care industry and others. Modifications to or repeal of all or certain provisions of the ACA have been attempted in Congress as a result of the outcome of the recent presidential and congressional elections, consistent with statements made by the incoming administration and members of Congress during the presidential and congressional campaigns and following the election. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law. However, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. In March 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017, which, if enacted, would amend or repeal significant portions of the ACA. Attempts in the Senate in 2017 to pass ACA repeal legislation, including the Better Care Reconciliation Act of 2017, so far have been unsuccessful.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

Legislative proposals such as expanding the Medicaid drug rebate program to the Medicare Part D program, providing authority for the government to negotiate drug prices under the Medicare Part D program and lowering reimbursement for drugs covered under the Medicare Part B program have been raised in Congress, but have been met with opposition and have not been enacted so far.

The administration can rely on its existing statutory authority to make policy changes that could have an impact on the drug industry.  For example, the Medicare program has in the past proposed to test alternative payment methodologies for drugs covered under the Part B program and currently is proposing to pay hospitals less for Part B-covered drugs purchased through the 340B Drug Pricing Program.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the US Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

We may not be able to initiate or continue clinical trials for one or more of our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Available therapies for the indications we are pursuing can also affect enrollment in our clinical trials. Patient enrollment is affected by other factors including:

•	the severity of the disease under investigation;

•	the eligibility criteria for the study in question;

•	the perceived risks and benefits of the product candidate under study;

•	the efforts to facilitate timely enrollment in clinical trials;

•	the patient referral practices of physicians;

•	the number of clinical trials sponsored by other companies for the same patient population;

•	the ability to monitor patients adequately during and after treatment; and

•	the proximity and availability of clinical trial sites for prospective patients.

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

Generic therapies are typically sold at lower prices than branded therapies and are generally preferred by hospital formularies and managed care providers of health services. We anticipate that, if approved, our product candidates will face increasing competition in the form of generic versions of branded products of competitors that have lost or will lose their patent exclusivity. In the future, we may face additional competition from a generic form of our own candidates when the patents covering it begin to expire, or earlier if the patents are successfully challenged. If we are unable to demonstrate to physicians and payers that the key differentiating features of our product candidates translate to overall clinical benefit or lower cost of care, we may not be able to compete with generic alternatives.

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

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may impact the market acceptance of our products and we may be unable to achieve or sustain profitability.

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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit a new drug application (“NDA”) or biologics license application (“BLA”) to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with cGMP regulations for manufacture of our product candidates. Third-party manufacturers may not be able to comply with the cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state health-care fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, bribery, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

The use of one or more of our product candidates and any future product candidate we may license or acquire in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Product liability claims might be brought against us by consumers, health care providers or others using, administering or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	withdrawal of clinical trial participants;

•	suspension or termination of clinical trial sites or entire trial programs;

•	decreased demand for any product candidates or products that we may develop;

•	initiation of investigations by regulators;

•	impairment of our business reputation;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues;

•	reduced resources of our management to pursue our business strategy; and

•	the inability to commercialize our product candidate or future product candidates.

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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection in the United States and other countries with respect to our product candidates or any future product candidate that we may license or acquire and the methods we use to manufacture them, as well as successfully defending these patents and trade secrets against third-party challenges. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and product candidates, and by maintenance of our trade secrets through proper procedures. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them in the market they are being used or developed.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify any patentable aspects of our research and development output and methodology, and, even if we do, an opportunity to obtain patent protection may have passed. Given the uncertain and time-consuming process of filing patent applications and prosecuting them, it is possible that our product(s) or process(es) originally covered by the scope of the patent application may have changed or been modified, leaving our product(s) or process(es) without patent protection. If our licensors or we fail to obtain or maintain patent protection or trade secret protection for one or more product candidates or any future product candidate we may license or acquire, third parties may be able to leverage our proprietary information and products without risk of infringement, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and achieve profitability. Moreover, should we enter into other collaborations we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance and enforcement of licensed patents. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, no consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the U.S. The patent situation outside the U.S. is even more uncertain. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and we may fail to seek or obtain patent protection in all major markets. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after a first filing, or in some cases not at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in patents or pending patent applications that we own or licensed, or that we or our licensors were the first to file for patent protection of such inventions. In the event that a third party has also filed a U.S. patent application relating to our product candidates or a similar invention, depending upon the priority dates claimed by the competing parties, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention in the U.S. The costs of these proceedings could be substantial and it is possible that our efforts to establish priority of invention would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the federal courts of the United States have taken an increasingly dim view of the patent eligibility of certain subject matter, such as naturally occurring nucleic acid sequences, amino acid sequences and certain methods of utilizing same, which include their detection in a biological sample and diagnostic conclusions arising from their detection. Such subject matter, which had long been a staple of the biotechnology and biopharmaceutical industry to protect their discoveries, is now considered, with few exceptions, ineligible in the first instance for protection under the patent laws of the United States. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in those licensed from a third-party.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include changes to transition from a “first-to-invent” system to a “first-to-file” system and to the way issued patents are challenged. The formation of the Patent Trial and Appeal Board now provides a quicker and less expensive process for challenging issued patents. The United States Patent Office recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first inventor-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The costs of these proceedings could be substantial and it is possible that our efforts to establish priority of invention would be unsuccessful, resulting in a material adverse effect on our US patent position. An adverse determination in any such submission, patent office trial, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

We depend on our licensors to protect the proprietary rights covering our antibody and certain of our small molecule product candidates and we have limited, if any, control over the amount or timing of resources that they devote on our behalf, or the priority they place on, maintaining patent rights and prosecuting patent applications to our advantage. Moreover, we have limited, if any, control over the strategies and arguments employed in the maintenance of patent rights and the prosecution of patent applications to our advantage.

Our licensors, depending on the patent or application, are responsible for maintaining issued patents and prosecuting patent applications for our antibody and certain of our small molecule product candidates. We cannot be sure that they will perform as required. Should they decide they no longer want to maintain any of the patents licensed to us, they are required to afford us the opportunity to do so at our expense. If our licensors do not perform, and if we do not assume the maintenance of the licensed patents in sufficient time to make required payments or filings with the appropriate governmental agencies, we risk losing the benefit of all or some of those patent rights. Moreover, and possibly unbeknownst to us, our licensors may experience serious difficulties related to their overall business or financial stability, and they may be unwilling or unable to continue to expend the financial resources required to maintain and prosecute these patents and patent applications. While we intend to take actions reasonably necessary to enforce our patent rights, we depend, in part, on our licensors to protect a substantial portion of our proprietary rights and to inform us of the status of those protections and efforts thereto.

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

The degree of future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage, in addition to being costly and time consuming to undertake. For example:

•	our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•	our licensors might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate our product candidates or any future product candidate technologies;

•	it is possible that none of the pending patent applications licensed to us will result in issued patents;

•	the scope of our issued patents may not extend to competitive products developed or produced by others;

•	the issued patents covering our product candidates or any future product candidate may not provide a basis for market exclusivity for active products, may not provide us with any competitive advantages, or may be challenged by third parties;

•	we may not develop additional proprietary technologies that are patentable; or

•	intellectual property rights of others may have an adverse effect on our business.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our issued patents or other intellectual property. To counter infringement or unauthorized use, we may be required to file one or more actions for patent infringement, which can be expensive and time consuming. Any claims we assert against accused infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents; or provoke those parties to petition the PTO to institute inter partes review against the asserted patents, which may lead to a finding that all or some of the claims of the patent are invalid. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, rendered unenforceable, or interpreted narrowly. Furthermore, adverse results on US patents may affect related patents in our global portfolio.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we infringe their patents or misappropriated their technology, we could face a number of issues, including:

•	infringement and other intellectual property claims which, with or without merit, can be expensive and time consuming to litigate and can divert management’s attention from our core business;

•	substantial damages for past infringement which we may have to pay if a court decides that our product infringes a competitor’s patent;

•	a court prohibiting us from selling or licensing our product unless the patent holder licenses the patent to us, which it would not be required to do;

•	if a license is available from a patent holder, we may have to pay substantial royalties or grant cross licenses to our patents; and

•	redesigning our processes so they do not infringe, which may not be possible or could require substantial funds, time, and may result in an inferior or less-desirable process or product.

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

A third party may hold intellectual property, including patent rights that are important or necessary to the development and commercialization of our products. It may be necessary for us to use the patented or proprietary technology of third parties, whom may or may not be interested in granting such a license, to commercialize our products, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially.

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

As is common in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that we or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Even if frivolous or unsubstantiated in nature, litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and the implicated employee(s).

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014, and have an accumulated deficit of $53.1 million as of September 30, 2017. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. In December 2015, we closed on gross proceeds of $57.8 million, before commissions and expenses, in a series of private placement financings. Net proceeds from this offering were approximately $51.5 million. We expect to continue to use the net proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalents balances at September 30, 2017, are sufficient to fund our anticipated operating cash requirements for approximately the next 12 months.

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

Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing, design and conduct of, and results from, preclinical and clinical trials for our product candidates;

•	the potential for delays in our efforts to seek regulatory approval for our product candidates, and any costs associated with such delays;

•	the costs of establishing a commercial organization to sell, market and distribute our product candidates;

•	the rate of progress and costs of our efforts to prepare for the submission of an NDA or BLA for any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;

•	the cost and timing of securing sufficient supplies of our product candidates from our contract manufacturers for clinical trials and in preparation for commercialization;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish;

•	if one or more of our product candidates are approved, the potential that we may be required to file a lawsuit to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of one or more of our product candidates; and

•	the success of the commercialization of one or more of our product candidates.

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

In October 2017, the Founder’s Agreement was amended to change the issuance date of the Annual Equity Fee from the anniversary date of the Agreement to January 1 of each year beginning in 2018. The Annual Equity Fee payable on January 1, 2018 will be prorated such that it will only be payable for the portion of 2017 between March 17, 2017 and December 31, 2017.

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

Item 6. Exhibits

Exhibit No.	Description
10.1	First Amendment to Amended and Restated Founders Agreement
31.1	Certification of Chief Executive Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2017.
31.2	Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2017.
32.1	Certification of Chief Executive Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2017.
32.2	Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2017.
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Checkpoint Therapeutics, Inc.
(Registrant)

Date: November 3, 2017	By: /s/ James F. Oliviero
James F. Oliviero
President and Chief Executive Officer
(Principal Executive Officer)