Form 10-K
period 2017-12-31
Checkpoint Therapeutics, Inc.
filed 2018-03-16
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to                    .

Commission File Number 001-38128

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    ☒ No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

As of June 30, 2017, the last business day of the registrant’s mostly recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $123,985,657 based upon the closing sale price of our common stock of $9.95 on that date. Common stock held by each officer and director and by each person known to own in excess of 5% of outstanding shares of our common stock has been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status in not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of March 13, 2018
Class A Common Stock, $0.0001 par value	7,000,000
Common Stock, $0.0001 par value	25,015,088

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

CHECKPOINT THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

•	expectations for increases or decreases in expenses;

•	expectations for the clinical and preclinical development, manufacturing, regulatory approval, and commercialization of our pharmaceutical product candidates or any other products we may acquire or in-license;

•	our use of clinical research centers and other contractors;

•	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;

•	expectations for generating revenue or becoming profitable on a sustained basis;

•	expectations or ability to enter into marketing and other partnership agreements;

•	expectations or ability to enter into product acquisition and in-licensing transactions;

•	expectations or ability to build our own commercial infrastructure to manufacture, market and sell our product candidates;

•	acceptance of our products by doctors, patients or payors;

•	our ability to compete against other companies and research institutions;

•	our ability to secure adequate protection for our intellectual property;

•	our ability to attract and retain key personnel;

•	availability of reimbursement for our products;

•	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;

•	the volatility of our stock price;

•	expected losses; and

•	expectations for future capital requirements.

The forward-looking statements contained in this report reflect our views and assumptions as of the effective date of this report. Except as required by law, we assume no responsibility for updating any forward-looking statements.

We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1.	Business

OVERVIEW

We are a clinical-stage, immuno-oncology biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for patients with solid tumor cancers. Our lead product candidate is a fully-human monoclonal antibody licensed from the Dana-Farber Cancer Institute (“Dana-Farber”) that targets programmed death-ligand 1 (“PD-L1”). We commenced a Phase 1 clinical study for our anti-PD-L1 antibody, CK-301, in October 2017, evaluating the safety and tolerability of CK-301 in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, and plan to develop CK-301 as a treatment for patients with non-small cell lung cancer (“NSCLC”) and other solid tumors. In addition, we are developing a small-molecule, targeted anti-cancer agent, CK-101, for the treatment of patients with epidermal growth factor receptor (“EGFR”) mutation-positive NSCLC. In September 2016 we commenced the Phase 1 portion of a Phase 1/2 clinical study for CK-101. Our pipeline also includes antibodies that target glucocorticoid-induced TNFR-related protein (“GITR”) and carbonic anhydrase IX (“CAIX”), in addition to oral, small-molecule, targeted anti-cancer agents that inhibit bromodomain and extra-terminal (“BET”) proteins and poly (ADP-ribose) polymerase (“PARP”).

We have also entered into various collaboration agreements with TG Therapeutics, Inc. (“TGTX”), a related party, to develop and commercialize certain assets in connection with our licenses in the field of hematological malignancies, while we retain the right to develop and commercialize these assets in solid tumors.

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2017, we have an accumulated deficit of $59.0 million.

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

PRODUCTS UNDER DEVELOPMENT

Immuno-Oncology Agents

CK-301 (Anti-PD-L1) Program

Our anti-PD-L1 monoclonal antibody, CK-301, is a fully human antagonistic antibody designed to bind to PD-L1 and block its interaction with programmed cell death protein 1 (“PD-1”). Scientific literature indicates that PD-1 and its ligand PD-L1 are checkpoints of immune activation and play a very important role in negative regulation of T-cell effector function and proliferation. Physiological interaction between these molecules inhibits immune activation to prevent autoimmunity and to induce self-tolerance. Many different cancers take advantage of this pathway by expressing PD-L1 and triggering negative signaling in PD-1 expressing tumor reactive T-cells thus blocking an anti-tumor T-cell immune response.

Numerous preclinical and clinical studies of third party products have demonstrated that antibodies that block the interaction of PD-1 with its ligands, PD-L1 and PD-L2, or those that block only the interaction of PD-L1 with PD-1 can augment anti-tumor T-cell responses and lead to complete and lasting tumor eradication in a certain proportion of patients. Confirmed overall response rate (“ORR”) in the labels for the Food and Drug Administration (“FDA”) approved PD-1 and PD-L1 blocking antibodies was cited in the 20-45% range based on clinical trials in patients with metastatic melanoma and non-small cell lung cancer (“NSCLC”). Potent therapeutic anti-tumor responses due to blocking of PD-1/PD-L1 interaction has been demonstrated by these approved products in patients with various solid tumors including, but not limited to, NSCLC, melanoma, renal cell carcinoma (“RCC”), head and neck cancer, and urothelial carcinoma.

We are developing our anti-PD-L1 antibody for the treatment of patients with NSCLC, as well as other solid tumor oncology indications where studies of other PD-1/PD-L1 antibodies have shown to be effective. We licensed the exclusive worldwide rights to certain anti-PD-L1 antibodies from Dana-Farber in March 2015. Also in March 2015, we entered into a Global Collaboration Agreement with TGTX, a related party, to develop and commercialize anti-PD-L1 antibodies in the field of hematological malignancies. We retain the right to develop and commercialize our anti-PD-L1 antibodies in solid tumors. We believe that CK-301 has the potential to be effective in many oncological indications as a monotherapy or in combination with other anti-tumor immune response potentiating compounds and targeted therapies.

We commenced a Phase 1 clinical study for CK-301 in October 2017. The study is evaluating the safety and tolerability of CK-301 in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers.

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

We are developing CK-302 for oncology indications where scientific literature supports the potential for an anti-GITR to be effective. We licensed the exclusive worldwide rights to anti-GITR antibodies from Dana-Farber in March 2015. Also in March 2015, we entered into a Global Collaboration Agreement with TGTX to develop and commercialize anti-GITR antibodies in the field of hematological malignancies. We retain the right to develop and commercialize anti-GITR antibodies in solid tumors. We believe that an anti-GITR antibody has the potential to be effective in many oncological indications as a monotherapy or in combination with an anti-PD-L1 or anti-CAIX antibody as well as other anti-tumor immune response potentiating compounds and targeted therapies.

Currently, we are in preclinical development for this program. In late 2016, we commenced CMC development activities, which include the construction and testing of a production cell line, the development of a manufacturing process for production of the antibody, as well as the development of suitable analytical methods to characterize the antibody. We plan to develop control mechanisms to satisfy GMP requirements and scale-up manufacturing in order to conduct the required pharmacology and toxicology studies to support a potential IND application.

Targeted Anti-Cancer Agents

CK-101 (also known as RX518) EGFR Inhibitor Program

We are developing CK-101 as an oral, third-generation, irreversible kinase inhibitor against selective mutations of EGFR. Activating mutations in the tyrosine kinase domain of EGFR such as L858R and exon 19 deletion are found in approximately 20% of patients with advanced NSCLC. Compared to chemotherapy, first-generation EGFR inhibitors significantly improved ORR and progression-free survival in previously untreated NSCLC patients carrying EGFR mutations. However, tumor progression could develop due to resistance mutations, often within months of treatment with first-generation EGFR inhibitors.

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

Third-generation EGFR inhibitors are designed to be highly selective against the EGFR T790M mutation while sparing wild-type EGFR, thereby improving tolerability and safety profiles. In November 2015, Tagrisso® (osimertinib), a third-generation EGFR tyrosine kinase inhibitor ("TKI") developed by AstraZeneca that specifically targets the EGFR activating and T790M resistance mutations, received accelerated FDA approval for the treatment of patients with metastatic EGFR T790M mutation-positive NSCLC who have progressed on or after EGFR TKI therapy. Tagrisso received full approval from the FDA in 2017 based on data from a randomized, Phase 3 trial, in which Tagrisso significantly improved progression-free survival (“PFS”) versus platinum-based doublet chemotherapy, providing 10.1 months of median PFS compared to 4.4 months from chemotherapy.

We are developing CK-101 for the treatment of NSCLC patients carrying the susceptible EGFR mutations. These include the EGFR T790M mutation in second-line NSCLC patients as well as the EGFR L858R and exon 19 deletion mutations in first-line NSCLC patients. We believe that CK-101 has the potential to be effective in these oncological indications as a monotherapy or in combination with other anti-tumor immune response potentiating compounds. Existing preclinical data from other programs support the combination of third-generation EGFR inhibitors with checkpoint inhibitors (PD-1 or PD-L1).

In March 2015, Fortress entered into an exclusive license agreement with NeuPharma, Inc. (“NeuPharma”), which agreement was assigned to us by Fortress on the same date, to develop and commercialize novel covalent third-generation EGFR inhibitors on a worldwide basis outside of certain Asian countries. In August 2016, the FDA accepted our IND application and we initiated a Phase 1/2 clinical study in September 2016. The Phase 1 portion of the study is evaluating the safety and tolerability of ascending doses of CK-101 in patients with advanced solid tumors to determine the maximum tolerated dose and / or recommended dose for the Phase 2 portion of the study. The Phase 2 portion is expected to evaluate the safety and efficacy of CK-101 in patients with EGFR mutation-positive NSCLC.

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

PARP enzymes are involved in normal cellular homeostasis, such as DNA transcription, cell cycle regulation, and DNA repair. DNA repair enzymes such as PARP, whose activity and expression are up-regulated in tumor cells, are believed to contribute to resistance and dampen the effects of chemotherapy and radiation. By inhibiting PARP, certain cancer cells may be rendered unable to repair single strand DNA breaks, which in turn causes double strand DNA breaks and can lead to cancer cell death. Across multiple tumor types, including breast, ovarian and prostate cancer, PARP inhibitors have shown activity as a monotherapy against tumors with existing DNA repair defects, such as BRCA1 and BRCA2, and potential activity as a combination therapy when administered together with anti-cancer agents that induce DNA damage.

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

We plan to develop CK-102 as both a monotherapy and in combination with other anti-cancer agents, including our immuno-oncology and checkpoint inhibitor antibodies currently in development. Due to the variable systemic exposure of the active moiety of CK-102 in the prior Phase 1 studies, we are currently evaluating a reformulation of the CK-102 drug product to improve its bioavailability prior to commencing a Phase 1b clinical study in advanced or metastatic solid tumors with existing DNA repair defects, such as BRCA1 and BRCA2. The commencement of a clinical study for CK-102 is contingent on a successful reformulation of the drug product.

CK-103 BET Inhibitor Program

We are developing CK-103, a novel, selective and potent small molecule inhibitor of BET bromodomains. TG-1601 binds to the first and second bromodomains (BD1, BD2) of the BET protein family, BRD2, BRD3, BRD4, and BRDT. A bromodomain is an amino acid protein domain that recognizes acetylated-lysine. The binding of the drug prevents interaction between BET proteins and both acetylated histones and transcription factors. Therefore, BET proteins, such as BRD4, are considered potential therapeutic targets in cancer, as they may play a pivotal role in regulating the transcription of key regulators of cancer cell growth and survival, including the c-Myc oncogene. BRD4 is often required for expression of c-Myc. Scientific literature has shown that small molecule inhibition of BET bromodomains may lead to selective killing of tumor cells across a broad range of hematologic malignancies and certain targeted solid tumors. We plan to develop CK-103 for the treatment of various advanced and metastatic solid tumor cancers, including, but not limited to, those associated with elevated c-Myc expression.

In May 2016, we entered into an exclusive license agreement with Jubilant Biosys Limited (“Jubilant”) to develop and commercialize novel compounds that inhibit BET bromodomains on a worldwide basis. Also in May 2016, we entered into a Sublicense Agreement with TGTX to develop and commercialize CK-103 in the field of hematological malignancies. We retain the right to develop and commercialize CK-103 in solid tumors. In 2017, we substantially completed the required CMC, pharmacology and toxicology activities to support a potential IND application filing in 2018.

Anti-CAIX Research Program

Our anti-CAIX is a fully human preclinical antibody designed to recognize CAIX expressing cells and kill them via antibody-dependent cell-mediated cytotoxicity (“ADCC”) and complement-dependent cytotoxicity (“CDC”). Scientific literature indicates that CAIX is a well characterized tumor associated antigen with expression almost exclusively limited to the cells of RCC. More than 85% of RCC cases have been demonstrated to express high levels of CAIX expression. There is very limited expression of this antigen on healthy tissue which we believe will limit reactivity of this antibody against healthy tissues.

In 2015, preclinical data were published in the peer-reviewed journal, Molecular Cancer, that demonstrated that our anti-CAIX antibodies could trigger killing of CAIX-positive human RCC cell lines in tissue culture via ADCC and CDC. The killing activity correlated positively with the level of CAIX expression on RCC tumor cell lines. In addition, the study demonstrated that our anti-CAIX antibodies inhibited growth of CAIX-positive tumors in a mouse xenograft model as well as led to the activation of T-cells and NK cells.

We plan to develop an anti-CAIX antibody for the treatment of patients with RCC in combination with an anti-PD-L1 and/or anti-GITR antibody as well as potentially other anti-tumor immune response potentiating compounds and/or targeted therapies.

We licensed the exclusive worldwide rights to certain anti-CAIX antibodies from Dana-Farber in March 2015. Currently, we are in preclinical development for this program. We will need to identify and optimize a lead anti-CAIX antibody to select as a clinical candidate, following which we plan to commence CMC development, pharmacology and toxicology activities in order to potentially submit an IND application in the future.

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

Product Candidate	Target Indication	Development Status	Estimated Completion of Phase	Estimated Cost to Complete Phase
Immuno-Oncology Agents
CK-301	NSCLC and other solid tumors	Phase 1	2018	$2 to $4 million
CK-302	Multiple Forms of Cancer	Preclinical	2019	$3 to $5 million

Targeted Anti-Cancer Agents
CK-101	EGFR mutation-positive NSCLC	Phase 1	2018	$2 to $3 million
CK-102	Multiple Forms of Cancer	Phase 1	2019	$2 to $4 million
CK-103	Multiple Forms of Cancer	Preclinical	2018	$1 million
Anti-CAIX	Renal Cell Carcinoma	Preclinical	2019	$4 to $6 million

Completion dates and costs in the above table are estimates due to the uncertainties associated with preclinical testing and clinical trials and the related requirements of development. In the cases where the requirements for preclinical testing and clinical trials and development programs have not been fully defined, or are dependent on the success of other trials, we cannot estimate trial completion or cost with any certainty. The actual spending on each trial during the year is also dependent on funding.

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

Generally, patent applications in the U.S. are maintained in secrecy for a period of 18 months or more. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Therefore, we cannot predict the breadth of claims allowed in biotechnology and pharmaceutical patents, the continued patent eligibility of certain subject matter, or their enforceability. To date, there has been no consistent policy regarding the breadth of claims allowed in biotechnology patents. Third parties or competitors may challenge or circumvent our patents or patent applications, if issued. If our competitors prepare and file patent applications in the U.S. that claim technology also claimed by us, we may have to participate in interference or derivation proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention or inventorship, which could result in substantial cost, even if the eventual outcome is favorable to us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before we commercialize any of our products, any related patent may expire or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent. However, the life of a patent covering a product that has been subject to regulatory approval may have the ability to be extended through the patent restoration program, although any such extension could still be minimal and, in any case, is limited to a maximum of five additional years of patent term.

If a patent is issued, or has previously been issued, to a third party containing one or more preclusive or conflicting claims, and those claims are ultimately determined to be valid and enforceable, we may be required to obtain a license under such patent or to develop or obtain alternative technology. In the event of litigation involving a third-party claim, an adverse outcome in the litigation could subject us to significant liabilities to such third party, require us to seek a license for the disputed rights from such third party, and/or require us to cease use of the technology. Further, our breach of an existing license or failure to obtain a license to technology required to commercialize our products may seriously harm our business. We also may need to commence litigation to enforce any patents issued to us or to determine the scope and validity of third-party proprietary rights. Litigation would involve substantial costs.

In March 2015, we licensed intellectual property related to certain antibodies from Dana-Farber. The intellectual property includes issued patents in a number of countries, including the United States and Europe, as well as pending patent applications in several countries elsewhere. The issued patents and pending patent applications relate generally to compositions and methods of treatment involving antibodies against CAIX, PD-L1 and GITR. Regarding CAIX antibodies, the in-licensed IP portfolio includes two granted US patents (U.S. Patent Nos. 8,466,263 and 9,676,867). The ‘263 patent is directed to isolated human monoclonal antibodies and scFv antibodies that bind to CAIX (G250) protein, and compositions and kits comprising such antibodies. The ‘867 patent is directed to chimeric T cell receptors comprising an intracellular signaling domain, a transmembrane domain, and an extracellular domain comprising a humanized CAIX antibody or fragment thereof. The term of the ‘263 patent runs to July 9, 2029 and the term of the ‘867 patent runs to June 18, 2029. Both patents may be entitled to any patent term restorations that might become available under the provisions of US patent laws, based on regulatory delays associated with obtaining marketing approval. A continuation application remains pending before the US Patent and Trademark Office. The European counterpart is in force in Switzerland, Liechtenstein, Germany, France and the United Kingdom. A Canadian counterpart patent has also been issued. Both the European and Canadian counterpart patents, as well as any pending applications outside the United States, are scheduled to expire no sooner than December 2026. The PD-L1 segment of the portfolio includes a granted US patent (US Patent No. 9,828,434) directed to antibodies that bind to PD-L1. This patent is scheduled to expire October 4, 2033, not including any patent term restorations, which might become available under the provisions of US patent laws, based on regulatory delays associated with obtaining marketing approval. A continuation application remains pending before the US Patent and Trademark Office, and counterpart applications are pending in Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Korea, and Mexico. Any patents maturing from these pending applications will expire no sooner than October 2033. The GITR segment of the portfolio includes an International Application No. PCT/US2015/054010, filed in October 2015. Any national stage applications, which are pursued off of this international application (including U.S. Application No. 15/516,272), would expire no earlier than October 2035.

In June 2016, we filed a US provisional application (US 62/356,105) directed to antibodies and functional fragments thereof that bind to human PD-L1, and methods of inhibiting tumor cell proliferation in patients using such antibodies or functional fragments. The provisional application was converted into a PCT application (PCT/US2017/039810), and a US non-provisional application US 15/636,610. Any patents maturing from these pending applications will expire no sooner than June 2037.

In March 2015, Fortress in-licensed intellectual property from NeuPharma, assigned to us by Fortress on the same date, which is directed to technology involving small molecules that are inhibitors of EGFR and kinase mutants, including the compound CK-101. EGFR is a receptor tyrosine kinase of the ErbB family and is also known as “Her1” and “ErbB1.” The in-licensed patent estate includes two granted US patents. US Patent No. 9,559,770 is directed to a generic formula of small molecules, as well as a specific claim directed to the compound, CK-101. The granted claims also cover pharmaceutically acceptable salts, pharmaceutical compositions, particular dosage forms and packaged goods. US Patent No. 9,849,139 is directed to methods of inhibiting EGFR or an EGFR mutant in a subject in need thereof, comprising administering a therapeutically effective amount of the compounds of the ‘770 patent, including the compound, CK-101. The term of both granted patents runs to August 22, 2034, not including any patent term restorations, which might become available under the provisions of US patent laws, based on regulatory delays associated with obtaining marketing approval. A continuation application remains pending before the US Patent and Trademark Office, and counterpart applications exist in selected jurisdictions around the world, including, but not limited to, Canada and Europe. Any patents maturing from these pending applications would be scheduled to expire no sooner than August 2034.

In December 2015, Fortress in-licensed intellectual property from Teva Pharmaceutical Industries Ltd., through its subsidiary, Cephalon, which Fortress assigned to us on the same date. Under the terms of the license agreement, Cephalon granted us exclusive, worldwide rights under Cephalon’s patents and know-how covering small molecule inhibitors of PARP, an enzyme important to a cell’s ability to repair DNA. Cephalon’s patents include five patent families covering certain compounds and pharmaceutical compositions, including claims to the compound, certain salts, and crystalline polymorphs of the pro-drug, CK-102, processes for preparing same, pharmaceutical compositions of same and certain methods of inhibition or prevention associated with certain indications. Cephalon’s patents include three granted United States patents, which are scheduled to expire as early as January 2023 and as late as September 2030. Foreign counterparts included in each patent family exist in numerous jurisdictions around the world having expected expiration dates ranging from May 2021 to June 2027 (November 2027 for certain methods of sensitizing tumors), August 2030 for claims directed to novel polymorphs and November 2035 for certain salts of CK-102.

In May 2016, we in-licensed intellectual property from Jubilant. Under the terms of the license agreement, Jubilant granted us exclusive, worldwide rights under Jubilant’s patents and know-how covering small molecule inhibitors of BET, specifically targeting BRD4, a member of the BET family which is often required for the expression of c-Myc. The in-licensed patent estate includes two international (PCT) applications filed in March 2016 (PCT/IN2016/050098) and September 2016 (PCT/IN2016/050300), respectively, claiming the benefit of two earlier-filed Indian provisional applications. Any patents maturing from this patent estate are expected to expire no sooner than March 2036.

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

In addition to patent protection, we may utilize orphan drug regulations or other provisions of the Food, Drug and Cosmetic Act of 1938, as amended, or FDCA, to provide market exclusivity for certain of our product candidates. Orphan drug regulations provide incentives to pharmaceutical and biotechnology companies to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that exist in fewer than 200,000 individuals in the U.S., or, diseases that affect more than 200,000 individuals in the U.S. but that the sponsor does not realistically anticipate will generate a net profit. Under these provisions, a manufacturer of a designated orphan-drug can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for such FDA-approved orphan product. In September 2017, we received FDA Orphan Drug Designation for CK-101 for the treatment of EGFR mutation-positive NSCLC.

LICENSING AGREEMENTS AND COLLABORATIONS

Dana-Farber Cancer Institute, Inc.

In March 2015, we entered into a license agreement with Dana-Farber Cancer Institute, Inc., which license was amended effective on October 5, 2015, April 12, 2016, and October 24, 2016, whereby we obtained an exclusive, worldwide license to Dana-Farber’s patents for a portfolio of fully human immuno-oncology targeted antibodies. The field of use license includes all prophylactic, therapeutic or diagnostic uses in humans or animals excluding use in chimeric antigen receptor technology. The Dana-Farber antibodies were generated in the laboratory of Dr. Wayne Marasco, MD, PhD, a Professor in the Department of Cancer Immunology and AIDS at Dana-Farber. Under the terms of the agreement, we paid Dana-Farber an up-front licensing fee of $1.0 million and granted Dana-Farber five percent of our common stock on a fully-diluted basis, equal to 500,000 shares valued at $32,500. The agreement included an anti-dilution clause that maintained Dana-Farber’s ownership at 5% until such time that we raised $10 million in cash in exchange for common shares. Pursuant to this provision, on September 30, 2015, we granted to Dana-Farber an additional 136,830 shares of common stock valued at approximately $0.6 million and the anti-dilution clause thereafter expired. Dana-Farber is eligible to receive payments of up to an aggregate of approximately $21.5 million for each licensed product upon our successful achievement of certain clinical development, regulatory and first commercial sale milestones. In addition, Dana-Farber is eligible to receive up to an aggregate of $60.0 million upon our successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales. Following the second anniversary of the effective date of the agreement, Dana-Farber receives an annual license maintenance fee, which is creditable against milestone payments or royalties due Dana-Farber. The license will terminate on a country-by-country and product-by-product basis until the royalty term in such country with respect to such product expires, at which time this Agreement shall expire in its entirety with respect to such Licensed Product in such country. The royalty term, on a product-by-product and country-by-country basis, is the later of (i) ten years after first commercial sale of a given product in such country, or (ii) the expiration of the last-to-expire Dana-Farber patent containing a valid claim to the product in such country. To date, we have incurred $1.2 million of upfront licensing and milestone payments under this license agreement.

In connection with the license agreement with Dana-Farber, we entered into a Global Collaboration Agreement with TGTX to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. We retain the right to develop and commercialize these antibodies in solid tumors. Under the terms of the Global Collaboration Agreement, TGTX paid us $500,000, representing an upfront licensing fee, and we are eligible to receive substantive potential milestone payments up to an aggregate of approximately $21.5 million for each product upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, we are eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered high single digit percentage of net sales. Following the second anniversary of the effective date of the agreement, we receive an annual license maintenance fee, which is creditable against milestone payments or royalties due to us. The Global Collaboration Agreement will terminate on a product-by-product and country-by-country basis upon the expiration of the last licensed patent right, unless the agreement is earlier terminated.

NeuPharma, Inc.

In March 2015, Fortress entered into an exclusive license agreement with NeuPharma, which agreement was assigned to us by Fortress on the same date, and amended on February 21, 2017, whereby we obtained an exclusive, worldwide license, other than certain Asian countries, to NeuPharma’s patents to a library of EGFR inhibitors, including CK-101. Under the terms of the agreement, we paid NeuPharma an up-front licensing fee of $1.0 million, and NeuPharma is eligible to receive payments of up to an aggregate of approximately $40.0 million upon our successful achievement of certain clinical development and regulatory milestones in up to three indications, of which $22.5 million are due upon various regulatory approvals to commercialize the products. In addition, NeuPharma is eligible to receive payments of up to an aggregate of $40.0 million upon our successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered mid to high-single digit percentage of net sales. The license will terminate on a country-by-country and product-by-product basis until the royalty term in such country with respect to such product expires, at which time this Agreement shall expire in its entirety with respect to such Licensed Product in such country. Royalty term means, on a licensed product-by-licensed product and country-by-country basis, the period from the first commercial sale of a given licensed product in such country until the later of (a) expiry of the last-to-expire licensor patent containing a valid claim to the compound in such country; or (b) the 10th anniversary of the first commercial sale of such licensed product in such country. In a country where no licensor patent containing a valid claim with respect to the compound has ever existed nor ever exists, the royalty term means on a product-by-product and country-by-country basis, the period from the first commercial sale of such product in such country until the 10th anniversary of such first commercial sale of such product in such country. To date, we have incurred $2.0 million of upfront licensing and milestone payments under the license agreement.

In connection with the license agreement with NeuPharma, in March 2015, Fortress entered into an Option Agreement with TGTX, which was assigned to us on the same date, granting TGTX the right, but not the obligation to enter into a global collaboration to develop and commercialize NeuPharma’s patents to a library of EGFR inhibitors in the field of hematological malignancies. We would retain the right to develop and commercialize the EGFR inhibitors in solid tumors. Under the terms of the Option Agreement, TGTX paid us $25,000, representing consideration for granting the option. If the option is exercised, we are eligible to receive up to an aggregate of approximately $14.5 million upon TGTX’s successful achievement of certain clinical development and regulatory milestones under a collaboration agreement. In addition, we are eligible to receive up to an aggregate of $40.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales by TGTX, in addition to royalty payments based on a tiered mid to high-single digit percentage of net sales by TGTX. The Option Agreement will expire on December 31, 2018, unless both parties agree to extend the option period.

Also in connection with the license agreement with NeuPharma, we entered into a Sponsored Research Agreement with NeuPharma for certain research and development activities. Effective January 11, 2016, TGTX agreed to assume all costs associated with this Sponsored Research Agreement and paid us for all amounts we paid NeuPharma previously. For the years ended December 31, 2017 and 2016, we recognized approximately $0.6 million and $1.0 million, respectively, in revenue related to the Sponsored Research Agreement in the Statements of Operations. There was no related revenue recognized during 2015.

Teva Pharmaceutical Industries Ltd. (through its subsidiary, Cephalon, Inc.)

In December 2015, Fortress entered into a license agreement with Teva Pharmaceutical Industries Ltd. through its subsidiary, Cephalon, Inc. (“Cephalon”), which agreement was assigned to us by Fortress on the same date, whereby we obtained an exclusive, worldwide license to Cephalon’s patents relating to CEP-8983 and its small molecule prodrug, CEP-9722, a PARP inhibitor, which we now refer to as CK-102. Under the terms of the agreement, we paid Cephalon an up-front licensing fee of $0.5 million, and Cephalon is eligible to receive milestone payments of up to an aggregate of approximately $220.0 million upon our successful achievement of certain clinical development, regulatory approval and product sales milestones, of which approximately $206.5 million are due on or following regulatory approvals to commercialize the product. In addition, Cephalon is eligible to receive royalty payments based on a tiered low double-digit percentage of net sales. The license will terminate on a product-by-product and country-by-country basis upon the later of (i) expiration of the last licensed patent right, (ii) the end of any regulatory exclusivity period, or (iii) a specified number of years after first commercial sale of a product; in each case unless the agreement is earlier terminated. To date, we have incurred $0.5 million of upfront licensing and milestone payments under the license agreement.

Jubilant Biosys Limited

In May 2016, we entered into a license agreement with Jubilant, whereby we obtained an exclusive, worldwide license to Jubilant’s family of patents covering compounds that inhibit BET proteins such as BRD4, including CK-103. Under the terms of the agreement, we paid Jubilant an up-front licensing fee of $2.0 million, and Jubilant is eligible to receive payments up to an aggregate of approximately $89.0 million upon our successful achievement of certain preclinical, clinical development, and regulatory milestones, of which $59.5 million are due upon various regulatory approvals to commercialize the products. In addition, Jubilant is eligible to receive payments up to an aggregate of $89.0 million upon our successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales. The license will terminate on a country-by-country and product-by-product basis until the royalty term in such country with respect to such product expires, at which time this agreement shall expire in its entirety with respect to such licensed product in such country. The royalty term, on a product-by-product and country-by-country basis, begins on the first commercial sale of a product in a country and ends on the expiration of the last-to-expire Jubilant patent containing a valid claim to the product in such country. To date, we have incurred $2.4 million of upfront licensing and milestone payments under the license agreement.

In connection with the license agreement with Jubilant, we entered into a sublicense agreement with TGTX to develop and commercialize the compounds licensed in the field of hematological malignancies, while we retain the right to develop and commercialize these compounds in the field of solid tumors. Under the terms of the sublicense agreement, TGTX paid us $1.0 million, representing an upfront licensing fee, and we are eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.5 million upon TGTX’s successful achievement of preclinical, clinical development, and regulatory milestones. This is comprised of up to approximately $0.3 million upon TGTX’s successful achievement of one preclinical milestone, up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, we are eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of three sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays us for 50% of IND enabling costs and patent expenses. For the years ended December 31, 2017 and 2016, we recognized approximately $1.0 million and $1.5 million, respectively, in revenue related to the sublicense agreement in the Statements of Operations. There was no related revenue recognized during 2015.

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

In the Immuno-Oncology area, almost every major pharmaceutical company has a PD-1 and/or PD-L1 antibody in clinical development or on the market, including, without limitation, Merck & Co. (approved drug PD-1 with the brand name Keytruda®), Bristol-Myers Squibb (approved PD-1 with the brand name Opdivo®), Roche (approved PD-L1 with the brand name Tecentriq®), AstraZeneca (approved PD-L1 with the brand name Imfinzi®) and Pfizer/Merck KGA (approved PD-L1 with the brand name Bavencio®). We are aware of several anti-GITR antibody development programs in preclinical or early clinical studies, including, without limitation, by Merck & Co. and Leap Therapeutics, Inc., and an anti-CAIX antibody in past clinical studies by Heidelberg Pharma AG.

In the targeted anti-cancer agent area, there are several companies with marketing approvals or in late stage development with EGFR and PARP inhibitors that are targeting mutations similar to our programs. There are also a number of early stage programs developing BET inhibitors which could overlap with our upcoming programs.

In the EGFR inhibitor space, Tarceva®, Iressa® and Gilotrif® are currently approved drugs for the treatment of first-line EGFR-mutant NSCLC. In November 2015, AstraZeneca’s Tagrisso® (formerly AZD9291) was approved by the FDA for the treatment of patients with metastatic EGFR T790M mutation-positive NSCLC who have progressed on or after EGFR tyrosine kinase inhibitor therapy. In October 2017, Tagrisso® was granted Breakthrough Therapy Designation by the FDA for the 1st-line treatment of patients with metastatic EGFR mutation-positive NSCLC and has submitted a new drug application for FDA approval in this 1st-line indication. In addition, we are aware of a number of products in development targeting cancer-causing mutant forms of EGFR for the treatment of NSCLC patients, including, Pfizer’s PF-299804 (dacomitinib), Astellas Pharma’s ASP8273, Novartis’ EGF816, Hanmi Pharmaceutical’s HM61713 and HM781-36B (Poziotinib), and Acea Bio (Hangzhou)’s avitinib.

In the PARP inhibitor space, in late 2014, AstraZeneca’s Lynparza® (olaparib) was approved in the U.S. as monotherapy in patients with germline BRCA mutated advanced ovarian cancer who have been treated with three or more prior lines of chemotherapy and in the EU for the maintenance treatment of BRCA mutated platinum-sensitive relapsed serous ovarian cancer. In late 2016, Clovis Oncology’s Rubraca® (rucaparib) was approved in the U.S. as monotherapy for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) associated advanced ovarian cancer who have been treated with two or more chemotherapies. In early 2017, Zejula® (niraparib) was approved in the U.S. as monotherapy for the maintenance treatment of patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. There are a number of other PARP inhibitors in late-stage clinical development, or with a new drug application pending filing or under review by the FDA, including, but not limited to, AbbVie’s ABT-888 (veliparib), Eisai’s E-7016, and Pfizer’s talazoparib.

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

Additional information can be found under Item 1A - Risk Factors - Other Risks Related to Our Business.

EMPLOYEES

As of December 31, 2017, we had six full-time employees. None of our employees are represented by a labor union and we consider our employee relations to be good.

SUPPLY AND MANUFACTURING

We have limited experience in manufacturing products for clinical or commercial purposes. We currently do not have any manufacturing capabilities. We have established, or intend to establish, contract manufacturing relationships for the supplies of our product candidates, in each case with a single manufacturer. As with any supply program, obtaining raw materials of the correct quality cannot be guaranteed and we cannot ensure that we will be successful in this endeavor.

At the time of commercial sale, if not prior, and to the extent possible and commercially practicable, we would seek to engage a back-up supplier for each of our product candidates. Until such time, we expect that we will rely on a single contract manufacturer to produce each of our product candidates under current GMP (“cGMP”) regulations. Our third-party manufacturers have a limited number of facilities in which our product candidates can be produced and will have limited experience in manufacturing our product candidates in quantities sufficient for commercialization. Our third-party manufacturers will have other clients and may have other priorities that could affect their ability to perform the work satisfactorily and/or on a timely basis. Both of these occurrences would be beyond our control.

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

The regulatory review and approval process is lengthy, expensive and uncertain. We are required to submit extensive pre-clinical and clinical data and supporting information to the FDA for each indication or use to establish a product candidate’s safety and efficacy before we can secure FDA approval to market or sell a product in the U.S. The approval process takes many years, requires the expenditure of substantial resources and may involve ongoing requirements for post-marketing studies or surveillance. Before commencing clinical trials in humans, we must submit an IND to the FDA, or comparable filing outside the U.S., containing, among other things, pre-clinical data, chemistry, manufacturing and control information, and an investigative plan. Our submission of an IND may not result in FDA authorization to commence a clinical trial.

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

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors, including government health administrative authorities, managed care providers, private health insurers and other organizations. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Adequate third-party reimbursement may not be available for our products to enable us to realize an appropriate return on our investment in research and product development. We are unable to predict the future course of federal or state health care legislation and regulations, including regulations that will be issued to implement provisions of the health care reform legislation enacted in 2010, known as the Affordable Care Act. The Affordable Care Act and further changes in the law or regulatory framework could have a material adverse effect on our business.

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

As part of our strategy to mitigate development risk, we seek to develop product candidates with validated mechanisms of action and may utilize biomarkers to assess potential clinical efficacy early in the development process. This strategy necessarily relies upon clinical data and other results obtained by third parties that may ultimately prove to be inaccurate or unreliable. Further, such clinical data and results may be based on products or product candidates that are significantly different from our product candidates or any future product candidate. If the third-party data and results we rely upon prove to be inaccurate, unreliable or not applicable to our product candidates or future product candidate, we could make inaccurate assumptions and conclusions about our product candidates and our research and development efforts could be compromised.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014, and have an accumulated deficit of $59.0 million as of December 31, 2017. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

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

In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to expand our capabilities to support increased clinical and manufacturing activities and future potential commercial activities. We may not be successful in adding such capabilities.

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. We currently anticipate that our cash and cash equivalents balances at December 31, 2017 combined with the additional capital raised in the first quarter of 2018, are sufficient to fund our anticipated operating cash requirements for approximately the next 18 to 21 months.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for the first five fiscal years since we became a public company. However, if we issue non-convertible debt within a three-year period in excess of $1 billion or have revenues in excess of $1 billion, or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

The market price and trading volume of our common stock has been highly volatile and is likely to continue to be highly volatile and may fluctuate substantially due to many factors, including:

•	announcements relating to the clinical development of our product candidates;

•	announcements concerning the progress of our efforts to obtain regulatory approval for and commercialize our product candidates or any future product candidate, including any requests we receive from the FDA, or comparable regulatory authorities outside the United States, for additional studies or data that result in delays in obtaining regulatory approval or launching these product candidates, if approved;

•	the depth and liquidity of the market for our common stock;

•	investor perceptions about us and our business;

•	market conditions in the pharmaceutical and biotechnology sectors or the economy as a whole;

•	price and volume fluctuations in the overall stock market;

•	the failure of one or more of our product candidates or any future product candidate, if approved, to achieve commercial success;

•	announcements of the introduction of new products by us or our competitors;

•	developments concerning product development results or intellectual property rights of others;

•	litigation or public concern about the safety of our potential products;

•	actual fluctuations in our quarterly operating results, and concerns by investors that such fluctuations may occur in the future;

•	deviations in our operating results from the estimates of securities analysts or other analyst comments;

•	additions or departures of key personnel;

•	health care reform legislation, including measures directed at controlling the pricing of pharmaceutical products, and third-party coverage and reimbursement policies;

•	developments concerning current or future strategic collaborations; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

In October 2017, the Founder’s Agreement was amended to change the issuance date of the annual grant of shares from the anniversary date of the Agreement to January 1 of each year beginning in 2018. The annual grant of shares payable on January 1, 2018 will be prorated such that it will only be payable for the portion of 2017 between March 17, 2017 and December 31, 2017.

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

In connection with our license agreement with Dana-Farber, we entered into a collaboration agreement with TGTX to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs, including CK-301, in the field of hematological malignancies. Michael S. Weiss, our Chairman of the Board of Directors, is also the Executive Chairman, President and Chief Executive Officer of TGTX. As such, as the collaboration agreement proceeds, certain conflicts of interest may arise between us and TGTX. Those conflicts will have to be resolved by our officers and directors who are unaffiliated with TGTX, and also by officers and directors of TGTX who are unaffiliated with us. This may lead to less than desirable complications and costs to both companies, which could harm our results of operations.

In connection with our license agreement with NeuPharma, we entered into an option agreement with TGTX granting TGTX the right, but not the obligation, to enter into a global collaboration to develop and commercialize NeuPharma’s patents to a library of EGFR inhibitors, including CK-101, in the field of hematological malignancies. We would retain the right to develop and commercialize the EGFR inhibitors in solid tumors. As such, if the option agreement is exercised by TGTX, as the collaboration agreement proceeds, certain conflicts of interest may arise between us and TGTX. Those conflicts will have to be resolved by our officers and directors who are unaffiliated with TGTX, and also by officers and directors of TGTX who are unaffiliated with us. This may lead to less than desirable complications and costs to both companies, which could harm our results of operations.

In connection with our license agreement with Jubilant, we entered into a sublicense agreement with TGTX to develop and commercialize the Jubilant family of patents covering compounds that inhibit BET proteins such as BRD4, including CK-103, in the field of hematological malignancies. As such, as the sublicense agreement proceeds, certain conflicts of interest may arise between us and TGTX. Those conflicts will have to be resolved by our officers and directors who are unaffiliated with TGTX, and also by officers and directors of TGTX who are unaffiliated with us. This may lead to less than desirable complications and costs to both companies, which could harm our results of operations.

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

Market information

Our common stock is listed on the NASDAQ Capital Market and trades under the symbol “CKPT.” We commenced trading on the NASDAQ Capital Market on June 26, 2017. Prior to this, but only since December 19, 2016, our common stock was quoted on the OTCQX market. Prior to December 19, 2016 there was no public market for our common stock.

The following table sets forth the high and low closing sale prices of our common stock for the period indicated.

Fiscal Year Ended December 31, 2017	High	Low
First Quarter	$15.00	$8.00
Second Quarter	$13.00	$9.50
Third Quarter	$10.00	$7.12
Fourth Quarter	$8.20	$3.46

Fiscal Year Ended December 31, 2016	High	Low
Fourth Quarter (beginning 12/19)	$8.00	$5.00

Equity Compensation Plans

On March 21, 2017 and November 9, 2017, we filed registration statements on Form S-8 under the Securities Act registering the common stock issued, issuable or reserved for issuance under our 2015 Incentive Plan (“2015 Plan”). The registration statements became effective immediately upon filing, and shares covered by the registration statements are eligible for sale in the public markets, subject to grant of the underlying awards, vesting provisions and Rule 144 limitations applicable to our affiliates.

Holders

As of March 13, 2018, there were approximately 67 holders of record for our common stock and 1 holder of record for our Class A common stock. The number of beneficial holders of our common stock does not reflect shareholders who hold shares in street name through brokerage accounts or other nominees.

Dividends

We have never paid cash dividends on any of our capital stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business.

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

This following graph compares the cumulative total return on our Common Stock with that of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. This chart adjusts prices for stock splits and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

41

	12/19/2016	12/31/2017
Checkpoint Therapeutics, Inc.	$100.00	$77.60
NASDAQ Composite	$100.00	$126.50
NASDAQ Biotechnology	$100.00	$119.58

Securities Authorized for Issuance under Equity Compensation Plans

Subject to adjustment as provided in the 2015 Plan, the total aggregate number of shares of our common stock reserved and available for issuance pursuant to awards granted under the 2015 Plan is 5,000,000, of which 2,961,697 shares remain available for future issuance as of December 31, 2017.

Recent Sales of Unregistered Securities

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

We expect to continue to use the net proceeds from the above transactions primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalents balances at December 31, 2017 combined with the additional capital raised in the first quarter of 2018 (see Note 11), are sufficient to fund our anticipated operating cash requirements for approximately the next 18 to 21 months.

All of the above transactions were conducted pursuant to the exemption provided by Regulation D under the Securities Act.

Item 6.	Selected Financial Data

The following Statements of Operations data for the years ended December 31, 2017, 2016, and 2015 and Balance Sheets data as of December 31, 2017, 2016, and 2015, as set forth below are derived from our audited financial statements. This financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” contained elsewhere in this annual report on Form 10-K.

	Years ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Statement of Operations data:
Revenue - related party	$1,725	$2,570	$590

Operating expenses:
Research and development	19,081	20,267	11,323
General and administrative	5,419	4,467	2,488
Total operating expenses	24,500	24,734	13,811
Loss from operations	(22,775)	(22,164)	(13,221)

Other income (expense)
Interest income	98	47	2
Interest expense and debt amortization	-	(344)	(235)
Change in fair value of warrant liabilities	-	-	(438)
Total other income (expense)	98	(297)	(671)
Net Loss	$(22,677)	$(22,461)	$(13,892)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(1.00)	$(1.04)	$(1.41)

Basic and diluted weighted average number of common shares outstanding	22,618,931	21,544,205	9,855,668

	December 31,
	2017	2016	2015
	(in thousands)
Balance Sheets data:
Cash and cash equivalents	$19,225	$35,086	$50,418
Total assets	$21,413	$35,978	$50,654
Total liabilities	$6,372	$3,673	$4,258
Stockholders' equity	$15,041	$32,305	$46,396

Item 7.	Management’s Discussion and Analysis of the Results of Operations

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

Overview

We are a clinical-stage, immuno-oncology biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for patients with solid tumor cancers. Our lead product candidate is a fully-human monoclonal antibody licensed from the Dana-Farber Cancer Institute (“Dana-Farber”) that targets programmed death-ligand 1 (“PD-L1”). We commenced a Phase 1 clinical study for our anti-PD-L1 antibody, CK-301, in October 2017, evaluating the safety and tolerability of CK-301 in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, and plan to develop CK-301 as a treatment for patients with non-small cell lung cancer (“NSCLC”) and other solid tumors. In addition, we are developing a small-molecule, targeted anti-cancer agent, CK-101, for the treatment of patients with epidermal growth factor receptor (“EGFR”) mutation-positive NSCLC. In September 2016 we commenced the Phase 1 portion of a Phase 1/2 clinical study for CK-101. Our pipeline also includes antibodies that target glucocorticoid-induced TNFR-related protein (“GITR”) and carbonic anhydrase IX (“CAIX”), in addition to oral, small-molecule, targeted anti-cancer agents that inhibit bromodomain and extra-terminal (“BET”) proteins and poly (ADP-ribose) polymerase (“PARP”).

We have also entered into various collaboration agreements with TG Therapeutics, Inc. (“TGTX”), a related party, to develop and commercialize certain assets in connection with our licenses in the field of hematological malignancies, while we retain the right to develop and commercialize these assets in solid tumors.

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2017, we have an accumulated deficit of $59.0 million.

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

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

Revenue

For the year ended December 31, 2017, revenue was approximately $1.7 million compared to approximately $2.6 million for the year ended December 31, 2016, a decrease of approximately $0.9 million. Revenue for current period primarily consisted of $1.0 million from TGTX related to the sublicense agreement for CK-103, including $0.2 million due upon the successful completion of toxicology studies, and approximately $0.6 million from TGTX in connection with the Sponsored Research Agreement with NeuPharma. A small portion of revenue was also generated in connection with the collaboration agreement with TGTX. Revenue for the year ended December 31, 2016 primarily consisted of $1.5 million from TGTX related to the sublicense agreement for CK-103 and approximately $1.0 million from TGTX in connection with the Sponsored Research Agreement with NeuPharma. A small portion of revenue was also generated in connection with the collaboration agreement with TGTX related to patent costs.

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

For the year ended December 31, 2017, research and development expenses were approximately $19.1 million, compared to approximately $20.3 million for the year ended December 31, 2016, a decrease of $1.2 million. The current period research and development expenses primarily consisted of $9.3 million related to preclinical and product development activities for our product candidates, $3.4 million related to clinical costs for our product candidates, $2.3 million related to the non-cash annual equity fee in connection with the Founders’ Agreement, $1.2 million related to stock compensation expense, $0.7 million for salary expenses due to the hiring of research and development employees, and $0.4 million milestone payment to Jubilant upon the successful completion of toxicology studies under the terms of the license agreement with Jubilant. For the year ended December 31, 2016, research and development expenses primarily consisted of $8.7 million related to preclinical and product development activities for our product candidates, $3.9 million related to the non-cash annual equity fee in connection with the Founders’ Agreement, $2.6 million related to stock compensation expense, $2.0 million paid to Jubilant upon the signing of the license agreement for CK-103, $1.0 million paid to NeuPharma upon first dosing of a patient in our Phase 1 trial for CK-101, and $0.8 million related to clinical costs for CK-101.

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

For the year ended December 31, 2017, general and administrative expenses were $5.4 million, compared to approximately $4.5 million for the year ended December 31, 2016, an increase of $0.9 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $1.9 million, $1.2 million related to legal and accounting fees, $0.9 million related to salary expenses, and $0.4 million related to consulting and outside services expenses. The prior period general and administrative expenses primarily consisted of stock compensation expense of $1.3 million, $1.3 million related to legal and accounting fees and $0.9 million related to salary expenses.

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

Research and Development Expenses

For the year ended December 31, 2016, research and development expenses were approximately $20.3 million, compared to approximately $11.3 million for the year ended December 31, 2015, an increase of $9.0 million. The current period research and development expenses primarily consisted of $8.7 million related to preclinical and product development activities for our product candidates, $3.9 million related to the non-cash annual equity fee in connection with the Founders’ Agreement, $2.6 million related to stock compensation expense, $2.0 million paid to Jubilant upon the signing of the license agreement for CK-103, $1.0 million paid to NeuPharma upon first dosing of a patient in our Phase 1 trial for CK-101, and $0.8 million related to clinical costs for CK-101. The prior year research and development expenses primarily consisted of $3.2 million related to the acquisition of the licenses and rights to the antibodies from Dana-Farber, CK-101, and CK-102, $2.1 million related to preclinical development activities for our product candidates, $3.0 million related to the non-cash annual equity fee in connection with the Founders’ Agreement and $3.0 million related to stock compensation expense.

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

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2017, we had an accumulated deficit of $59.0 million.

Our major sources of cash have been proceeds from the private placement and public offering of equity securities. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalent balances at December 31, 2017 combined with the additional capital raised in the first quarter of 2018 (see below), are sufficient to fund our anticipated operating cash requirements for approximately the next 18 to 21 months.

On March 8, 2018, we announced the pricing of an underwritten public offering, whereby we sold 4,600,000 shares of our common stock (plus a 45-day option to purchase up to an additional 690,000 shares of common stock, which has been exercised) at a price of $4.35 per share for gross proceeds of approximately $23.0 million. Total net proceeds from this offering, including the overallotment, are expected to be approximately $20.9 million, net of underwriting discounts and estimated offering expenses of approximately $2.1 million. The shares were sold under a Registration Statement (No. 333-221493) on Form S-3, filed by us with the Securities and Exchange Commission. The offering closed on March 12, 2018.

Cash Flows for the Years Ended December 31, 2017 and 2016

Operating Activities

Net cash used in operating activities was $15.5 million for the year ended December 31, 2017, compared to $10.0 million for the year ended December 31, 2016. The increase in net cash used in operating activities was due primarily to increased expenditures associated with our preclinical, clinical and other product development activities for our product candidates.

Investing Activities

Net cash used in investing activities was $0.4 million for the year ended December 31, 2017, compared to $3.2 million for the year ended December 31, 2016. The investing activity for the periods related to the purchase of research and development licenses.

Financing Activities

There were no financing activities for the year ended December 31, 2017, compared to $2.2 million of net cash used in financing activities for the year ended December 31, 2016. In February 2016, we repaid our debt of $2.8 million, representing repayment of a promissory note through National Securities Corporation which included principal and interest as of the date of payment. The issuance of common stock provided $0.6 million during the year ended December 31, 2016.

Contractual Obligations and Commitments

The following table reflects a summary of our estimates of future material contractual obligations as of December 31, 2017. Certain of these agreements generally provide for termination within 30-90 days of notice and may be canceled without significant penalty to us. Future events could cause actual payments to differ from these estimates.

		Less than 1			More than 5
	Total	year	1 - 3 years	3 - 5 years	years
	(in thousands)
Contractual obligations:
Purchase obligations (1)	$16,603	$12,391	$4,212	-	-
Total contractual obligations	$16,603	$12,391	$4,212	$-	$-

(1) Purchase obligations represent our commitments under purchase orders.

Recently Issued Accounting Standards

See Note 2 to our Financial Statements

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

Market risk represents the risk of loss that may result from the change in value of financial instruments due to fluctuations in their market price. Market risk is inherent in all financial instruments. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. The primary quantifiable market risk associated with our financial instruments is sensitivity to changes in interest rates. Interest rate risk represents the potential loss from adverse changes in market interest rates. The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. As of December 31, 2017, our portfolio of financial instruments consists of cash equivalents, including money market funds. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

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

The reports of EisnerAmper on the financial statements of the Company for the fiscal year ended December 31, 2015 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

During our fiscal year ended December 31, 2015 and through September 27, 2016, we did not have any disagreements with EisnerAmper on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of EisnerAmper, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the consolidated financial statements for such time periods.

During our fiscal year ended December 31, 2015 and through September 27, 2016, no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K have occurred.

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

Evaluation of Disclosure Controls and Procedures. As of December 31, 2017, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on these criteria.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements.

The following financial statements are filed as part of this report:

(b)	Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Checkpoint Therapeutics, Inc., filed as Exhibit 3.1 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Checkpoint Therapeutics, Inc., filed as Exhibit 3.2 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
3.3	Bylaws of Checkpoint Therapeutics, Inc., filed as Exhibit 3.3 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
4.1	Specimen certificate evidencing shares of common stock, filed as Exhibit 4.1 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
4.2	Form of warrant agreement, filed as Exhibit 4.2 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
10.1	Founders Agreement between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated March 17, 2015, filed as Exhibit 10.1 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
10.2	Amended and Restated Founders Agreement between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated July 11, 2016 and effective as of March 17, 2015, filed as Exhibit 10.2 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
10.2.1	Amendment 1 to Amended and Restated Founders Agreement between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc., dated October 5, 2017 filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 3, 2017 and incorporated herein by reference.
10.3	Management Services Agreement between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated March 17, 2015, filed as Exhibit 10.3 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
10.4	Promissory Note to NSC Biotech Venture Fund I, LLC dated February 27, 2015, filed as Exhibit 10.4 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
10.5	Common Stock Warrant issued by Checkpoint Therapeutics, Inc. to NSC Biotech Venture Fund I, LLC dated July 30, 2015, filed as Exhibit 10.5 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.

10.6	License Agreement by and between Checkpoint Therapeutics, Inc. and Dana-Farber Cancer Institute, Inc. dated March 2, 2015, filed as Exhibit 10.6 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. *
10.7	Amendment 1 to License Agreement by and between Checkpoint Therapeutics, Inc. and Dana-Farber Cancer Institute dated October 5, 2015, filed as Exhibit 10.7 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. *
10.8	Amendment 2 to License Agreement by and between Checkpoint Therapeutics, Inc. and Dana-Farber Cancer Institute dated April 12, 2016, filed as Exhibit 10.8 to Annual Report on Form 10-K filed on March 17, 2017 (File No. 000-55506) and incorporated herein by reference.
10.9	Amendment 3 to License Agreement by and between Checkpoint Therapeutics, Inc. and Dana-Farber Cancer Institute dated October 24, 2016, filed as Exhibit 10.9 to Annual Report on Form 10-K filed on March 17, 2017 (File No. 000-55506) and incorporated herein by reference.
10.10	License Agreement by and between NeuPharma Inc. and Coronado Biosciences, Inc. (Fortress' predecessor) dated March 17, 2015 (assigned to Checkpoint Therapeutics, Inc. under the Assignment and Assumption Agreement by and between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated March 17, 2015), filed as Exhibit 10.8 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. *
10.11	Amendment 1 to License Agreement by and between NeuPharma Inc. and Checkpoint Therapeutics, Inc. dated February 21, 2017, filed as Exhibit 10.11 to Annual Report on Form 10-K filed on March 17, 2017 (File No. 000-55506) and incorporated herein by reference.
10.12	Collaboration Agreement by and between Checkpoint Therapeutics, Inc. and TG Therapeutics, Inc. dated March 3, 2015, filed as Exhibit 10.9 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. *
10.13	Checkpoint Therapeutics, Inc. Amended and Restated 2015 Incentive Plan, filed as Exhibit 10.10 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. #
10.13.1	Checkpoint Therapeutics, Inc. Amended and Restated 2015 Incentive Plan, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 9, 2017 (File No. 000-38128) and incorporated herein by reference. #
10.14	Executive Employment Agreement by and between James F. Oliviero III and Checkpoint Therapeutics, Inc. dated October 13, 2015, filed as Exhibit 10.11 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. #
10.15	Amendment to Executive Employment Agreement by and between James F. Oliviero III and Checkpoint Therapeutics, Inc. dated September 27, 2016, filed as Exhibit 10.1 to Form 8-K filed on October 3, 2016 (File No. 000-55506) and incorporated herein by reference. #
10.16	Amendment No. 2, dated December 15, 2016, to the Executive Employment Agreement dated October 13, 2015, by and between Checkpoint Therapeutics, Inc. and James F. Oliviero III, filed as Exhibit 10.16 to Annual Report on Form 10-K filed on March 17, 2017 (File No. 000-55506) and incorporated herein by reference. #
10.16.1	Amendment No. 3, dated January 30, 2018, to the Executive Employment Agreement dated October 13, 2015, by and between Checkpoint Therapeutics, Inc. and James F. Oliviero III. #
10.17	License Agreement by and between Cephalon, Inc. and Fortress Biotech, Inc. dated December 18, 2015 (assigned to Checkpoint Therapeutics, Inc. under the Assignment and Assumption Agreement by and between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated December 18, 2015), filed as Exhibit 10.12 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. *
10.18	Non-Employee Directors Compensation Plan, filed as Exhibit 10.13 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. #
10.18.1	Amended and Restated Non-Employee Directors Compensation Plan, filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed on August 9, 2017 (File No. 000-38128) and incorporated herein by reference. #
10.19	Board Advisory Services Agreement by and between Caribe BioAdvisors, LLC and Checkpoint Therapeutics, Inc. dated January 1, 2017, filed as Exhibit 10.19 to Annual Report on Form 10-K filed on March 17, 2017 (File No. 000-55506) and incorporated herein by reference. #
10.20	Option Agreement by and between Fortress Biotech, Inc. and TG Therapeutics, Inc., dated March 17, 2015 (assigned to Checkpoint Therapeutics, Inc. under the Assignment and Assumption Agreement by and between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated March 17, 2015); extended as of September 11, 2015; extended as of December 15, 2015; extended as of January 11, 2016; extended as of July 8, 2016, filed as Exhibit 10.14 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. *
10.21	Extension dated December 30, 2016, to Option Agreement by and between Fortress Biotech, Inc. and TG Therapeutics, Inc., dated March 17, 2015 (assigned to Checkpoint Therapeutics, Inc. under the Assignment and Assumption Agreement by and between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated March 17, 2015), filed as Exhibit 10.21 to Annual Report on Form 10-K filed on March 17, 2017 (File No. 000-55506) and incorporated herein by reference.
10.21.1	Extension dated December 29, 2017, to Option Agreement by and between Fortress Biotech, Inc. and TG Therapeutics, Inc., dated March 17, 2015 (assigned to Checkpoint Therapeutics, Inc. under the Assignment and Assumption Agreement by and between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated March 17, 2015).

10.22	Research Agreement by and between Fortress Biotech, Inc. and NeuPharma, Inc., dated September 15, 2015 (assigned to Checkpoint Therapeutics, Inc. under the Assignment and Assumption Agreement by and between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated September 15, 2015), filed as Exhibit 10.15 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
10.23	Assignment and Assumption Agreement by and between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated September 15, 2015, filed as Exhibit 10.16 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
10.24	Assignment and Assumption Agreement by and between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated December 18, 2015, filed as Exhibit 10.17 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
10.25	License Agreement by and between Jubilant Biosys Limited and Checkpoint Therapeutics, Inc., dated May 26, 2016, filed as Exhibit 10.18 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. *
10.26	Amendment 1 to License Agreement by and between Jubilant Biosys Limited and Checkpoint Therapeutics, Inc. dated December 13, 2016, filed as Exhibit 10.26 to Annual Report on Form 10-K filed on March 17, 2017 (File No. 000-55506) and incorporated herein by reference.
10.26.1	Amendment 2 to License Agreement by and between Jubilant Biosys Limited and Checkpoint Therapeutics, Inc. dated March 31, 2017, filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed on May 10, 2017 (File No. 000-55506) and incorporated herein by reference.
10.27	Sublicense Agreement by and between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc., dated May 26, 2016, filed as Exhibit 10.19 to Form 10-12G/A filed on August 19, 2016 (File No. 000-55506) and incorporated herein by reference. *
10.28	Amendment 1 to Sublicense Agreement by and between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc. dated December 13, 2016, filed as Exhibit 10.28 to Annual Report on Form 10-K filed on March 17, 2017 (File No. 000-55506) and incorporated herein by reference.
10.28.1	Amendment 2 to Sublicense Agreement by and between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc. dated March 17, 2017, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 10, 2017 (File No. 000-55506) and incorporated herein by reference.
10.29	Assignment and Assumption Agreement by and between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated March 17, 2015, filed as Exhibit 10.20 to Form 10-12G/A filed on August 19, 2016 (File No. 000-55506) and incorporated herein by reference.
10.30	Assignment and Assumption Agreement by and between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated March 17, 2015, filed as Exhibit 10.21 to Form 10-12G/A filed on August 19, 2016 (File No. 000-55506) and incorporated herein by reference.
16.1	Letter from EisnerAmper LLP to the Securities and Exchange Commission dated October 3, 2016, filed as Exhibit 16.1 to Form 8-K filed on October 3, 2016 (File No. 000-55506) and incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP.
23.2	Consent of Independent Registered Public Accounting Firm, EisnerAmper LLP.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from the Company’s Quarterly Report on Form 10-K for the period ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

* Subject to a request for confidential treatment.

# Management Compensation Arrangement.

Item 16.	Form 10-K Summary

None.

53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Checkpoint Therapeutics, Inc.

New York, NY

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Checkpoint Therapeutics, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2016.

New York, NY
March 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Checkpoint Therapeutics, Inc.

We have audited the accompanying statement of operations, stockholders’ equity and cash flow of Checkpoint Therapeutics, Inc. (the "Company") for the year ended December 31, 2015. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of Checkpoint Therapeutics, Inc. for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York
July 11, 2016

CHECKPOINT THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$19,225	$35,086
Prepaid expenses and other assets	1,857	71
Other receivables - related party	331	821
Total current assets	21,413	35,978
Total Assets	$21,413	$35,978

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,762	$3,355
Accounts payable and accrued expenses - related party	610	318
Total current liabilities	6,372	3,673
Total Liabilities	6,372	3,673

Commitments and Contingencies

Stockholders' Equity
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Class A common shares, 7,000,000 shares issued and outstanding as of December 31, 2017 and 2016	1	1
Common shares, 18,512,429 and 17,426,876 shares issued and outstanding as of December 31, 2017 and 2016, respectively	2	2
Common stock issuable, 591,836 and 721,699 shares as of December 31, 2017 and 2016, respectively	2,296	3,919
Additional paid-in capital	71,772	64,736
Accumulated deficit	(59,030)	(36,353)
Total Stockholders’ Equity	15,041	32,305
Total Liabilities and Stockholders’ Equity	$21,413	$35,978

The accompanying notes are an integral part of these financial statements.

CHECKPOINT THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the year ended December 31,
	2017	2016	2015
Revenue - related party	$1,725	$2,570	$590

Operating expenses:
Research and development	19,081	20,267	11,323
General and administrative	5,419	4,467	2,488
Total operating expenses	24,500	24,734	13,811
Loss from operations	(22,775)	(22,164)	(13,221)

Other income (expense)
Interest income	98	47	2
Interest expense and debt amortization	-	(344)	(235)
Change in fair value of warrant liabilities	-	-	(438)
Total other income (expense)	98	(297)	(671)
Net Loss	$(22,677)	$(22,461)	$(13,892)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(1.00)	$(1.04)	$(1.41)

Basic and diluted weighted average number of common shares outstanding	22,618,931	21,544,205	9,855,668

The accompanying notes are an integral part of these financial statements.

CHECKPOINT THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

					Common	Additional		Total
	Class A Common Shares		Common Shares		Shares	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2014	7,000,000	$1	1,000,000	$-	$-	$(1)	$-	$-
Cash received for issuance of founder shares	-	-	-	-	-	1	-	1
Issuance of common shares for cash	-	-	11,563,400	1	-	57,816	-	57,817
Offering costs	-	-	-	-	-	(6,321)	-	(6,321)
Stock-based compensation expense	-	-	1,000,000	-	-	265	-	265
Issuance of common shares - Founders Agreement	-	-	289,085	-	-	1,269	-	1,269
Common shares issuable - Founders Agreement	-	-	-	-	3,024	-	-	3,024
Issuance of restricted stock and warrants for services	-	-	1,500,000	-	-	2,987	-	2,987
Issuance of common shares for license expenses	-	-	636,830	-	-	633	-	633
Issuance of warrants	-	-	-	-	-	613	-	613
Net loss	-	-	-	-	-	-	(13,892)	(13,892)
Balances at December 31, 2015	7,000,000	$1	15,989,315	$1	$3,024	$57,262	$(13,892)	$46,396
Issuance of common shares and warrants for cash	-	-	126,640	-	-	570	-	570
Stock-based compensation expense	-	-	619,000	-	-	3,867	-	3,867
Common shares issuable - Founders Agreement	-	-	-	-	3,919	-	-	3,919
Issuance of common shares - Founders Agreement	-	-	691,921	1	(3,024)	3,037	-	14
Net loss	-	-	-	-	-	-	(22,461)	(22,461)
Balances at December 31, 2016	7,000,000	$1	17,426,876	$2	$3,919	$64,736	$(36,353)	$32,305
Stock-based compensation expense	-	-	359,303	-	-	3,117	-	3,117
Issuance of common shares - Founders Agreement	-	-	721,699	-	(3,919)	3,919	-	-
Common shares issuable - Founders Agreement	-	-	-	-	2,296	-	-	2,296
Exercise of warrants	-	-	4,551	-	-	-	-	-
Net loss	-	-	-	-	-	-	(22,677)	(22,677)
Balances at December 31, 2017	7,000,000	$1	18,512,429	$2	$2,296	$71,772	$(59,030)	$15,041

The accompanying notes are an integral part of these financial statements.

CHECKPOINT THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net loss	$(22,677)	$(22,461)	$(13,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,117	3,867	3,252
Change in fair value of warrant liabilities	-	-	438
Issuance of common shares - Founders Agreement	-	14	1,269
Common shares issuable - Founders Agreement	2,296	3,919	3,024
Issuance of common shares for license expenses	-	-	633
Amortization of debt discount	-	324	89
Research and development-licenses acquired, expensed	400	3,160	2,525
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,786)	100	(171)
Other receivables - related party	490	(756)	(65)
Accounts payable and accrued expenses	2,699	1,883	1,790
Net cash used in operating activities	(15,461)	(9,950)	(1,108)

Cash Flows from Investing Activities:
Purchase of research and development licenses	(400)	(3,160)	(2,525)
Net cash used in investing activities	(400)	(3,160)	(2,525)

Cash Flows from Financing Activities:
Proceeds from note payable, net of debt discount	-	-	2,554
Payment of note payable	-	(2,792)	-
Proceeds from issuance of common stock, net of offering costs of $0, $0 and $6,321, respectively	-	570	51,496
Cash received for issuance of founders shares	-	-	1
Net cash (used in) provided by financing activities	-	(2,222)	54,051

Net (decrease) increase in cash and cash equivalents	(15,861)	(15,332)	50,418
Cash and cash equivalents at beginning of period	35,086	50,418	-
Cash and cash equivalents at end of period	$19,225	$35,086	$50,418

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$20	$56

Supplemental disclosure of noncash investing and financing activities:
Debt discount associated with warrant liabilities	$-	$-	$175
Issuance of common shares - Founders Agreement	$3,919	$3,024	$-

The accompanying notes are an integral part of these financial statements.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

Note 1 - Organization and Description of Business Operations

Checkpoint Therapeutics, Inc. (the “Company” or “Checkpoint”) was incorporated in Delaware on November 10, 2014. Checkpoint is a clinical-stage, immuno-oncology biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for patients with solid tumor cancers. The Company may acquire rights to these technologies by licensing the rights or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market. The Company may also enter into collaboration agreements with third and related parties including sponsored research agreements to develop these technologies for liquid tumors while retaining the rights in solid tumors.

The Company is a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress”).

The Company’s common stock is listed on the NASDAQ Capital Market and trades under the symbol “CKPT.”

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2017, the Company had an accumulated deficit of $59.0 million.

In March 2018, the Company announced the pricing of an underwritten public offering, whereby it sold 4,600,000 shares of its common stock (plus a 45-day option to purchase up to an additional 690,000 shares of common stock, which has been exercised) at a price of $4.35 per share for gross proceeds of approximately $23.0 million. Total net proceeds from this offering, including the overallotment, are expected to be approximately $20.9 million, net of underwriting discounts and estimated offering expenses of approximately $2.1 million. The shares were sold under a Registration Statement (No. 333-221493) on Form S-3, filed by the Company with the Securities and Exchange Commission. The offering closed on March 12, 2018.

The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, which may include financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at December 31, 2017 combined with the additional capital raised in the first quarter of 2018, are sufficient to fund its anticipated operating cash requirements for approximately the next 18 to 21 months.

Note 2 - Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The Company has no subsidiaries.

Segments

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating and reporting segment.

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

Because the issuance of shares on January 1, 2018 under the amended Founder’s Agreement occurred prior to the issuance of the December 31, 2017 financial statements, the Company recorded approximately $2.3 million in research and development expense and a credit to Common shares issuable - Founders Agreement during the year ended December 31, 2017. The number of shares issued on January 1, 2018 were prorated to include only the portion of 2017 between March 17, 2017 and December 31, 2017.

Stock-Based Compensation Expenses

The Company expenses stock-based compensation to employees over the requisite service period based on the estimated grant-date fair value of the awards and forfeiture rates. The Company accounts for forfeitures as they occur. For stock-based compensation awards to non-employees, the Company re-measures the fair value of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value of these non-employee awards are recognized as stock-based compensation expense in the period of change.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying amount of the Company’s financial instruments, including cash and cash equivalents and accounts payable approximate their fair values.

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

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A common stock pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The following table summarizes potentially dilutive securities outstanding at December 31, 2017, 2016, and 2015 that were excluded from the computation of diluted net loss per share, as they would be anti-dilutive:

	December 31,
	2017	2016	2015
Warrants (Note 7)	4,326,555	4,331,106	4,286,782
Stock options (Note 7)	60,000	60,000	-
Unvested restricted stock (Note 7)	2,611,116	2,533,063	2,500,000
Total	6,997,671	6,924,169	6,786,782

Recently Adopted Accounting Pronouncements

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as modified by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company adopted the new standard on January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial position, results of operations, equity or cash flows.

In January 2017, the FASB issued an ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted ASU 2017-01 on January 1, 2018. The adoption of this update did not impact the Company’s financial statements.

In May 2017, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update (“ASU”) 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The new standard will be effective on January 1, 2018; however, early adoption is permitted. The Company adopted ASU No. 2017-09 as of January 1, 2018. The adoption of this update did not impact the Company’s financial statements.

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

In connection with the license agreement with Dana-Farber, the Company entered into a collaboration agreement with TGTX, a related party, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retains the right to develop and commercialize these antibodies in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the collaboration agreement, TGTX paid the Company $0.5 million, representing an upfront licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $21.5 million for each product upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, the Company is eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered high single digit percentage of net sales. Following the second anniversary of the effective date of the agreement, the Company receives an annual license maintenance fee, which is creditable against milestone payments or royalties due to the Company. The Company recognized $84,000, $42,000 and $590,000, respectively, for the years ended December 31, 2017, 2016 and 2015, in revenue from its collaboration agreement with TGTX in the Statements of Operations.

NeuPharma, Inc.

In March 2015, Fortress entered into an exclusive license agreement with NeuPharma to develop and commercialize novel irreversible, 3rd generation EGFR inhibitors, including CK-101, on a worldwide basis other than certain Asian countries. On the same date, Fortress assigned all of its right and interest in the EGFR inhibitors to the Company. Under the terms of the license agreement, the Company paid NeuPharma an up-front licensing fee of $1.0 million, and NeuPharma is eligible to receive payments of up to an aggregate of approximately $40.0 million upon the Company’s successful achievement of certain clinical development and regulatory milestones in to three indications, of which $22.5 million are due upon various regulatory approvals to commercialize the products. In addition, NeuPharma is eligible to receive payments of up to an aggregate of $40.0 million upon the Company’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered mid to high-single digit percentage of net sales.

In September 2016, the Company dosed the first patient in a Phase 1/2 clinical study of CK-101, which is currently ongoing as of December 31, 2017. Under the terms of the license agreement with NeuPharma, the Company expensed a non-refundable milestone payment of $1.0 million, which is included in the Statements of Operations for the year ended December 31, 2016.

In connection with the license agreement with NeuPharma, in March 2015, Fortress entered into an option agreement with TGTX, a related party, which agreement was assigned to the Company by Fortress on the same date, for a global collaboration of certain compounds licensed. The option agreement will expire on December 31, 2018, unless both parties agree to extend the option period.

Also, in connection with the license agreement with NeuPharma, the Company entered into a Sponsored Research Agreement with NeuPharma for certain research and development activities. Effective January 11, 2016, TGTX agreed to assume all costs associated with this Sponsored Research Agreement and paid the Company for all amounts previously paid by the Company. This assumption of costs by TGTX survives any termination or expiration of the option agreement. For the years ended December 31, 2017 and 2016, the Company recognized approximately $0.6 million and $1.0 million, in revenue in connection with the Sponsored Research Agreement in the Statements of Operations. There was no related revenue recognized during 2015.

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

Jubilant Biosys Limited

In May 2016, the Company entered into a license agreement with Jubilant Biosys Limited (“Jubilant”), whereby the Company obtained an exclusive, worldwide license to Jubilant’s family of patents covering compounds that inhibit BET proteins such as BRD4, including CK-103. Under the terms of the agreement, the Company paid Jubilant an up-front licensing fee of $2.0 million, included in research and development expenses on the Company’s Statements of Operations for the year ended December 31, 2016. In March 2017, the Company expensed a non-refundable milestone payment of $0.4 million upon the successful completion of toxicology studies under the terms of the license agreement with Jubilant, which is included in the Company’s Statements of Operations for the year ended December 31, 2017. Jubilant is eligible to receive payments up to an aggregate of approximately $89.0 million upon the Company’s successful achievement of certain preclinical, clinical development, and regulatory milestones, of which $59.5 million are due upon various regulatory approvals to commercialize the products. In addition, Jubilant is eligible to receive payments up to an aggregate of $89.0 million upon the Company’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales.

In connection with the license agreement with Jubilant, the Company entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retains the right to develop and commercialize these compounds in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the Sublicense Agreement, TGTX paid the Company $1.0 million, representing an upfront licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.2 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, the Company is eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays the Company 50% of IND enabling costs and patent expenses. For the years ended December 31, 2017 and 2016, the Company recognized $1.0 million and $1.5 million, respectively, in revenue related to the sublicense agreement in the Statements of Operations. There was no related revenue recognized during 2015.

Note 4 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

Effective March 17, 2015, the Company entered into a Founders Agreement with Fortress, which was amended and restated on July 11, 2016 (the “Founders Agreement”). The Founders Agreement provides, that in exchange for the time and capital expended in the formation of Checkpoint and the identification of specific assets the acquisition of which resulted in the formation of a viable emerging growth life science company, the Company assumed $2.8 million in debt that Fortress accumulated under the NSC Note (see Note 5) for expenses and costs of forming Checkpoint, and the Company shall also: (i) issue annually to Fortress, on the anniversary date of the Founders Agreement, shares of common stock equal to two and one-half percent (2.5%) of the fully-diluted outstanding equity of Checkpoint at the time of issuance; (ii) pay an equity fee in shares of common stock, payable within five (5) business days of the closing of any equity or debt financing for Checkpoint or any of its respective subsidiaries that occurs after the effective date of the Founders Agreement and ending on the date when Fortress no longer has majority voting control in Checkpoint’s voting equity, equal to two and one-half percent (2.5%) of the gross amount of any such equity or debt financing; and (iii) pay a cash fee equal to four and one half percent (4.5%) of Checkpoint’s annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a change in control (as it is defined in the Founders Agreement), Checkpoint will pay a one-time change in control fee equal to five times (5x) the product of (i) monthly net sales for the twelve (12) months immediately preceding the change in control and (ii) four and one-half percent (4.5%). The Founders Agreement has a term of fifteen years, after which it automatically renews for one-year periods unless Fortress gives the Company notice of termination. The Founders Agreement will also automatically terminate upon a change of control.

In October 2017, the Founder’s Agreement was further amended to change the issuance date of the Annual Equity Fee from the anniversary date of the Agreement to January 1 of each year beginning in 2018. The Annual Equity Fee payable on January 1, 2018 will be prorated such that it will only be payable for the portion of 2017 between March 17, 2017 and December 31, 2017.

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of the Company’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of its Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. For the years ended December 31, 2017, 2016 and 2015, the Company recognized approximately $0.5 million, $0.5 million and $0.4 million, respectively in expense on its Statements of Operations related to the MSA.

Caribe BioAdvisors, LLC

In December 2016, the Company entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For the year ended December 31, 2017, the Company recognized $70,000 in expense in its Statements of Operations related to the advisory agreement, including $10,000 in expense related to an annual equity incentive grant.

Note 5 - Notes Payable

NSC Note

In March 2015, Fortress closed the private placement of a promissory note for $10 million through National Securities Corporation (“NSC”) and used the proceeds to acquire medical technologies and products. NSC, a wholly owned subsidiary of National Holdings, Inc., acted as the sole placement agent for the NSC Note. The NSC Note allowed Fortress to transfer a portion of the proceeds from the NSC Note to the Company pursuant to which the Company executed an identical NSC Note in favor of NSC. Accordingly, the Company assumed $2.8 million under the NSC Note as part of the Founders Agreement and issued NSC 139,592 warrants to purchase its common stock, which was equal to twenty-five percent (25%) of the amount of NSC Note proceeds the Company received from Fortress divided by the lowest price at which the Company next sold common stock. The warrant issued has a term of 10 years and an exercise price equal to the par value of the Company’s common stock. In February 2016, the Company paid NSC $2.8 million representing repayment of the assumed NSC Note principal and accrued interest as of the date of payment. Approximately $324,000 of unamortized debt discount was accelerated into interest expense upon payment.

As of December 31, 2016, the NSC Note was fully paid off. For the years ended December 31, 2016 and 2015, the Company recorded costs of approximately $324,000 and $89,000, respectively, related to the amortization of the debt discount and $20,000 and $146,000, respectively of interest expense at 8%, both recorded in interest expense in the Statements of Operations.

The following table summarizes the Company’s Amended NSC Note activities as of December 31, 2016 ($ in thousands).

			NSC Note Payable,
	NSC Note Payable	Discount	Net
December 31, 2015 balance	$2,792	$(324)	2,468
Payment of NSC debt	(2,792)	-	(2,792)
Amortization of debt discount	-	324	324
December 31, 2016 balance	$-	$-	$-

Note 6 - Commitments and Contingencies

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

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of December 31, 2016 and 2017, there was no litigation against the Company.

Note 7 - Stockholders’ Equity

Common Stock

The Company is authorized to issue 50,000,000 common shares with a par value of $0.0001 per share, of which 15,000,000 shares are designated as “Class A common stock”. As of December 31, 2017, there were 7,000,000 shares of Class A common stock issued and outstanding to Fortress. Dividends are to be distributed pro-rata to the Class A and common stock holders. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stock holders are entitled to a number of votes per share equal to 1.1 times a fraction the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

Pursuant to the Founders Agreement, the Company issued 721,699 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully-diluted outstanding equity of Checkpoint on March 17, 2017.

In November 2017, the Company filed a shelf registration statement on Form S-3 (the "S-3"), which was declared effective in December 2017. Under the S-3, the Company may sell up to a total of $100 million of its securities. In connection with the S-3, the Company entered into an At-the-Market Issuance Sales Agreement (the "ATM") with Cantor Fitzgerald & Co., Ladenburg Thalmann & Co. Inc. and H.C. Wainwright & Co., LLC (each a "Agent" and collectively, the "Agents"), relating to the sale of shares of common stock. Under the ATM the Company pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock.

During the year ended December 31, 2017, the Company did not sell any shares of common stock under the ATM.

The S-3 is currently the Company’s only active shelf registration statement. Subsequent to the underwritten public offering that was completed on March 12, 2018, approximately $77.0 million of the shelf remains available for sale under the S-3. The Company may offer the securities under the S-3 from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders. The Company believes that the S-3 provides it with the flexibility to raise additional capital to finance its operations as needed.

Offerings of Common Stock and Warrants

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

Also, pursuant to the Founders Agreement, the Company issued 721,699 shares of common stock to Fortress, representing 2.5% of the fully-diluted outstanding equity of Checkpoint, on March 17, 2017 (see Note 4). The Company recorded the Annual Equity Fee in connection with the Founders Agreement with Fortress as contingent consideration.  Contingent consideration is recorded when probable and reasonably estimable. The Company’s future share prices and shares outstanding cannot be estimated prior to the issuance of the Annual Equity Fee due to the nature of its assets and the Company’s stage of development. Due to these uncertainties, the Company concluded that it could not reasonably estimate the contingent consideration until shares were actually issued on March 17. Because the issuance of shares on March 17, 2017 occurred prior to the issuance of the December 31, 2016 financial statements, the Company recorded $3.9 million in research and development expenses during the year ended December 31, 2016.

In October 2017, the Founder’s Agreement was amended to change the issuance date of the Annual Equity Fee from the anniversary date of the Agreement to January 1 of each year beginning in 2018. The Annual Equity Fee payable on January 1, 2018 will be prorated such that it will only be payable for the portion of 2017 between March 17, 2017 and December 31, 2017.

Because the issuance of shares on January 1, 2018 under the amended Founder’s Agreement occurred prior to the issuance of the December 31, 2017 financial statements, the Company recorded approximately $2.3 million in research and development expense and a credit to Common shares issuable - Founders Agreement during the year ended December 31, 2017. The number of shares issued on January 1, 2018 were prorated to include only the portion of 2017 between March 17, 2017 and December 31, 2017.

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

As of December 31, 2017, 2,961,697 shares are available for issuance under the 2015 Incentive Plan.

Restricted Stock

In March 2015, the Company issued a restricted stock grant to Dr. Wayne Marasco for services in connection with its Scientific Advisory Board. Dr. Marasco was issued a grant for 1.5 million shares of common stock, which vested 25% on the first anniversary of the grant date and monthly thereafter for 48 months. These shares were issued outside of the Company’s 2015 Incentive Plan. On October 4, 2017, the Company issued an additional 139,303 shares to Dr. Wayne Marasco under the 2015 Incentive Plan upon the dosing of the first patient of CK-301, representing 0.5% of the fully-diluted outstanding equity of Checkpoint at the time of issuance. These shares fully vest on the first anniversary of the grant. For the years ended December 31, 2017, 2016 and 2015, in connection with these grants, the Company recorded expense of $0.9 million, $2.5 million and $3.0 million, respectively, in research and development expenses on the Company’s Statements of Operations.

Certain employees and directors have been awarded restricted stock under the 2015 Incentive Plan. The Company incurred approximately $1.8, $1.3 million and $0.3 million, respectively, related to stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015, which is included in general and administrative expenses on the Company’s Statements of Operations. The Company incurred approximately $226,000 and $58,000 related to stock-based compensation expense for the years ended December 31, 2017 and 2016, respectively, which is included in research and development expenses on the Company’s Statements of Operation. There was no related expense recognized during the same period in 2015.

The following table summarizes restricted stock award activity for the year ended December 31, 2017:

		Weighted Average
		Grant Date Fair
	Number of Units	Value
Nonvested at December 31, 2016	2,533,063	$2.93
Granted	359,303	7.69
Vested	(281,250)	0.07
Nonvested at December 31, 2017	2,611,116	$3.89

As of December 31, 2017, there was $2.9 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over weighted-average period of 1.2 years. This amount does not include 333,334 shares of restricted stock outstanding as of December 31, 2017 which are performance-based and vest upon achievement of certain corporate milestones. Stock-based compensation for these awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Stock Options

The following table summarizes stock option award activity for the year ended December 31, 2017.

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Stock Options	Exercise Price	(in years)
Outstanding as of December 31, 2016	60,000	$5.43	9.96
Granted	-	-
Outstanding as of December 31, 2017	60,000	$5.43	9.09

Upon the exercise of stock options, the Company will issue new shares of its common stock.

Warrants

A summary of warrant activities for year ended December 31, 2017 is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Warrants	Exercise Price	(in years)
Outstanding as of December 31, 2016	4,331,106	$6.62	4.67
Granted	-	-
Exercised	(4,551)	-
Outstanding as of December 31, 2017	4,326,555	$6.62	3.67

Upon the exercise of warrants, the Company will issue new shares of its common stock.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the years ended December 31, 2017 and 2016 ($ in thousands).

	For the year ended December 31,
	2017	2016	2015
Research and development	$1,180	$2,557	$2,987
General and administrative	1,937	1,310	265
Total stock-based compensation expense	$3,117	$3,867	$3,252

Note 8 - Income Taxes

The Company has accumulated net losses since inception and has not recorded an income tax provision or benefit during the years ended December 31, 2017 and 2016.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	For the years ended December 31,
	2017	2016

Statutory federal income tax rate	35%	35%
State taxes, net of federal tax benefit	11%	1%
Credits	2%	3%
Change in federal tax rate	(27)%	-
Change in state tax rate	8%	(2)%
Provision to return	5%	5%
Stock based compensation shortfall	(4)%	(4)%
Other	-	(2)%
Change in valuation allowance	(30)%	(36)%
Income taxes provision (benefit)	-	-

The components of the net deferred tax asset as of December 31, 2017 and 2016 are the following (in thousands):

	As of December 31,
	2017	2016

Deferred tax assets:
Net operating loss carryovers	$10,662	$5,148
Stock compensation and other	1,839	1,624
Change in fair value of warrant liabilities	149	157
Amortization of license	5,410	4,656
Accruals and reserves	11	25
Tax credits	905	733
Start Up Costs	46	54
Total deferred tax assets	19,022	12,397
Less valuation allowance	(19,022)	(12,397)
Deferred tax asset, net of valuation allowance	$-	$-

On December 22, 2017, “H.R.1”, formerly known as the “Tax Cuts and Jobs Act”, was signed into law. Among other items, H.R.1 reduces the federal corporate tax rate to 21% from the existing maximum rate of 35%, effective January 1, 2018. As a result, the Company has recorded a decrease related to deferred tax assets and valuation allowance of $6.2 million, with a corresponding net adjustment to deferred income tax expense of zero for the year ended December 31, 2017.

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset. A valuation allowance of approximately $19.0 million and $12.4 million was recorded for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, the Company had federal and state net operating loss carryforwards of approximately $31.3 million and $60.5 million, respectively. The federal and state net operating loss carryforwards will begin to expire, if not utilized, by 2035 and 2035, respectively. Utilization of the net operating loss carryforward may be subject to an annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended and similar state provisions.

There are no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s financial statements for the year ended December 31, 2017. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the period ended December 31, 2017.

The federal and state tax returns for the periods ended December 31, 2015, 2016 and 2017 are currently open for examination under the applicable federal and state income tax statues of limitations.

Note 9 - Accounts Payable and Accrued Expenses

At December 31, 2017 and 2016, accounts payable and accrued expenses consisted of the following:

	For the year ended December 31,
	2017	2016
Accounts payable	$3,645	$2,473
Accrued compensation	405	291
Research and development	1,466	378
Other	246	213
Accounts payable and accrued expenses - related party	610	318
Total accounts payable and accrued expenses	$6,372	$3,673

Note 10 - Quarterly Financial Data (Unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Total Revenue	$693	$351	$349	$332
Operating expenses	$5,107	$6,823	$6,299	$6,271
Other income	$31	$24	$22	$21
Net loss	$(4,383)	$(6,448)	$(5,928)	$(5,918)
Basic and diluted net loss per common share	$(0.20)	$(0.28)	$(0.26)	$(0.26)

2016
Total Revenue	$277	$1,249	$546	$498
Operating expenses	$3,549	$6,667	$5,685	$8,833
Other income/(expense)	$(333)	$13	$11	$12
Net loss	$(3,605)	$(5,405)	$(5,128)	$(8,323)
Basic and diluted net loss per common share	$(0.17)	$(0.25)	$(0.24)	$(0.38)

Note 11 - Subsequent Events

On March 8, 2018, the Company announced the pricing of an underwritten public offering, whereby it sold 4,600,000 shares of its common stock (plus a 45-day option to purchase up to an additional 690,000 shares of common stock, which has been exercised) at a price of $4.35 per share for gross proceeds of approximately $23.0 million. Total net proceeds from this offering, including the overallotment, are expected to be approximately $20.9 million, net of underwriting discounts and estimated offering expenses of approximately $2.1 million. The shares were sold under a Registration Statement (No. 333-221493) on Form S-3, filed by the Company with the Securities and Exchange Commission. The offering closed on March 12, 2018.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Checkpoint Therapeutics, Inc.

By:	/s/ James F. Oliviero
Name: James F. Oliviero
Title: President and Chief Executive Officer

March 16, 2018

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

Signature	Title	Date

/s/ James F. Oliviero	President and Chief Executive Officer	March 16, 2018
James F. Oliviero	(Principal Executive Officer)

/s/ Garrett Gray	Vice President, Finance and Accounting	March 16, 2018
Garrett Gray	(Principal Financial Officer)

/s/ Michael S. Weiss	Chairman of the Board	March 16, 2018
Michael S. Weiss

/s/ Lindsay A. Rosenwald	Director	March 16, 2018
Lindsay A. Rosenwald, M.D.

/s/ Scott Boilen	Director	March 16, 2018
Scott Boilen

/s/ Neil Herskowitz	Director	March 16, 2018
Neil Herskowitz

/s/ Barry Salzman	Director	March 16, 2018
Barry Salzman