Form 10-Q
period 2018-03-31
Checkpoint Therapeutics, Inc.
filed 2018-05-10
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

 (Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large Accelerated Filer	☐		Accelerated Filer	☒
Non-accelerated Filer	☐	(Do not check if smaller reporting company)	Smaller Reporting Company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES   ☐     NO   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 9, 2018
Class A Common Stock, $0.0001 par value	7,000,000
Common Stock, $0.0001 par value	25,015,088

CHECKPOINT THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended March 31, 2018

Item 1. Financial Statements.

Checkpoint Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$34,863	$19,225
Prepaid expenses and other assets	1,222	1,857
Other receivables - related party	344	331
Total current assets	36,429	21,413
Total Assets	$36,429	$21,413

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$7,000	$5,762
Accounts payable and accrued expenses - related party	530	610
Total current liabilities	7,530	6,372
Total Liabilities	7,530	6,372

Commitments and Contingencies

Stockholders' Equity
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Class A common shares, 7,000,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	1	1
Common shares, 25,015,088 and 18,512,429 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	3	2
Common stock issuable, 0 and 591,836 shares as of March 31, 2018 and December 31, 2017, respectively	-	2,296
Additional paid-in capital	96,690	71,772
Accumulated deficit	(67,795)	(59,030)
Total Stockholders’ Equity	28,899	15,041
Total Liabilities and Stockholders’ Equity	$36,429	$21,413

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2018	2017
Revenue - related party	$343	$693

Operating expenses:
Research and development	6,932	3,704
General and administrative	2,194	1,403
Total operating expenses	9,126	5,107
Loss from operations	(8,783)	(4,414)

Other income
Interest income	18	31
Total other income	18	31
Net Loss	$(8,765)	$(4,383)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(0.35)	$(0.20)

Basic and diluted weighted average number of common shares outstanding	24,751,550	22,059,409

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statement of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Class A Common Shares		Common Shares		Common Shares	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2017	7,000,000	$1	18,512,429	$2	$2,296	$71,772	$(59,030)	$15,041
Issuance of common shares for cash	-	-	5,290,000	1	-	23,011	-	23,012
Offering costs	-	-	-	-	-	(2,167)	-	(2,167)
Stock-based compensation expense	-	-	475,000	-	-	1,137	-	1,137
Issuance of common shares - Founders Agreement	-	-	724,086	-	(2,296)	2,937	-	641
Exercise of warrants	-	-	13,573	-	-	-	-	-
Net loss	-	-	-	-	-	-	(8,765)	(8,765)
Balances at March 31, 2018	7,000,000	$1	25,015,088	$3	$-	$96,690	$(67,795)	$28,899

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the three months ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(8,765)	$(4,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,137	979
Issuance of common shares - Founders Agreement	641	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	635	(147)
Other receivables - related party	(13)	128
Accounts payable and accrued expenses	1,158	635
Net cash used in operating activities	(5,207)	(2,788)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of offering costs of $2,167 and $0, respectively	20,845	-
Net cash provided by financing activities	20,845	-

Net increase (decrease) in cash and cash equivalents	15,638	(2,788)
Cash and cash equivalents at beginning of period	19,225	35,086
Cash and cash equivalents at end of period	$34,863	$32,298

Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$2,296	$3,919

The accompanying notes are an integral part of these condensed financial statements.

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2018, the Company had an accumulated deficit of $67.8 million.

In March 2018, the Company completed an underwritten public offering, whereby it sold 5,290,000 shares of its common stock at a price of $4.35 per share for gross proceeds of approximately $23.0 million. Total net proceeds from the offering were approximately $20.8 million, net of underwriting discounts and offering expenses of approximately $2.2 million. The shares were sold under a Registration Statement (No. 333-221493) on Form S-3, filed by the Company with the Securities and Exchange Commission (“SEC”).

The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, which may include financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at March 31, 2018 are sufficient to fund its anticipated operating cash requirements for approximately the next 15 to 18 months.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They may not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2017, which were included in the Company’s Form 10-K, and filed with the SEC on March 16, 2018. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Other Receivables - Related Party

Other receivables consist of amounts due to the Company from TG Therapeutics, Inc. (“TGTX”), a related party, and are recorded at the invoiced amount (see Note 3).

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

In October 2017, the Founder’s Agreement was amended to change the issuance date of the Annual Equity Fee from the anniversary date of the Agreement to January 1 of each year beginning in 2018. The Annual Equity Fee payable on January 1, 2018 was prorated such that it was only paid for the portion of 2017 between March 17, 2017 and December 31, 2017.

The Company records the Annual Equity Fee in connection with the Founders Agreement with Fortress as contingent consideration.  Contingent consideration is recorded when probable and reasonably estimable. The Company’s future share prices and shares outstanding cannot be estimated prior to the issuance of the Annual Equity Fee due to the nature of its assets and the Company’s stage of development. Due to these uncertainties, the Company has concluded that it is unable to reasonably estimate the contingent consideration until shares are actually issued on January 1 of each year. Because the issuance of shares on January 1, 2018 occurred prior to the issuance of the December 31, 2017 financial statements, the Company recorded approximately $2.3 million in research and development expense and a credit to Common shares issuable - Founders Agreement during the year ended December 31, 2017.

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

Revenue from Contracts with Customers

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer

•	Step 2: Identify the performance obligations in the contract

•	Step 3: Determine the transaction price

•	Step 4: Allocate the transaction price to the performance obligations in the contract

•	Step 5: Recognize revenue when the company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

•	The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct).

•	The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties (for example, some sales taxes). The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

•	Variable consideration

•	Constraining estimates of variable consideration

•	The existence of a significant financing component in the contract

•	Noncash consideration

•	Consideration payable to a customer

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

Revenue for a sales-based or usage-based royalty promised in exchange for a license of intellectual property is recognized only when (or as) the later of the following events occurs:

a.	The subsequent sale or usage occurs.

b.	The performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied (or partially satisfied).

Incremental contract costs are expensed when incurred when the amortization period of the asset that would have been recognized is one year or less; otherwise, incremental contract costs are recognized as an asset and amortized over time as services are provided to a customer.

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A common stock pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The following table summarizes potentially dilutive securities outstanding at March 31, 2018 and 2017 that were excluded from the computation of diluted net loss per share, as they would be anti-dilutive:

	March 31,
	2018	2017
Warrants (Note 5)	4,312,982	4,331,106
Stock Options (Note 5)	60,000	60,000
Unvested restricted stock (Note 5)	3,015,803	2,532,750
Total	7,388,785	6,923,856

Recently Adopted Accounting Standards

In May 2017, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update (“ASU”) 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The new standard was effective on January 1, 2018; however, early adoption is permitted. The Company adopted ASU No. 2017-09 as of January 1, 2018. The adoption of this update did not impact the Company’s financial statements.

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

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”). The purpose of ASU 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. The amendments in ASU 2016-08 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted the new standard effective January 1, 2018, using the modified retrospective approach applied to all of its contracts. The adoption of this update did not have a material impact the Company’s financial statements.

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

In connection with the license agreement with Dana-Farber, the Company entered into a collaboration agreement with TGTX, a related party, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retains the right to develop and commercialize these antibodies in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the collaboration agreement, TGTX paid the Company $0.5 million, representing an upfront licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $21.5 million for each product upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, the Company is eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered high single digit percentage of net sales. Following the second anniversary of the effective date of the agreement, the Company receives an annual license maintenance fee, which is creditable against milestone payments or royalties due to the Company. For the three months ended March 31, 2018 and 2017, the Company recognized approximately $44,000 and $28,000, respectively, in revenue from its collaboration agreement with TGTX in the Condensed Statements of Operations.

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

In September 2016, the Company dosed the first patient in a Phase 1/2 clinical study of CK-101, which is currently ongoing as of March 31, 2018. Under the terms of the license agreement with NeuPharma, the Company expensed a non-refundable milestone payment of $1.0 million, which is included in the Statements of Operations for the year ended December 31, 2016.

In connection with the license agreement with NeuPharma, in March 2015, Fortress entered into an option agreement with TGTX, a related party, which agreement was assigned to the Company by Fortress on the same date, for a global collaboration of certain compounds licensed. The option agreement will expire on December 31, 2018, unless both parties agree to extend the option period.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Also in connection with the license agreement with NeuPharma, the Company entered into a Sponsored Research Agreement with NeuPharma for certain research and development activities. Effective January 11, 2016, TGTX agreed to assume all costs associated with this Sponsored Research Agreement and paid the Company for all amounts previously paid by the Company. This assumption of costs by TGTX survives any termination or expiration of the option agreement. For the three months ended March 31, 2018 and 2017, the Company recognized approximately $31,000 and $200,000, respectively, in revenue in connection with the Sponsored Research Agreement in the Condensed Statements of Operations.

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

In connection with the license agreement with Jubilant, the Company entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retains the right to develop and commercialize these compounds in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the Sublicense Agreement, TGTX paid the Company $1.0 million, representing an upfront licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.2 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, the Company is eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays the Company 50% of IND enabling costs and patent expenses. For the three months ended March 31, 2018 and 2017, the Company recognized approximately $268,000 and $464,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations.

The collaborations with TGTX each contain single material performance obligations under Topic 606, which is the granting of a license that is functional intellectual property. The Company’s performance obligation was satisfied at the point in time when TGTX had the ability to use and benefit from the right to use the intellectual property. The performance obligations were satisfied prior to the adoption of Topic 606.

The milestone payments are based on successful achievement of clinical development, regulatory, and sales milestones. Because these payments are contingent on the occurrence of a future event, they represent variable consideration and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The sales based royalty payments are recognized as revenue when the subsequent sales occur. The Company also receives variable consideration for certain research and development and patent maintenance related activities that are dependent upon the Company’s actual expenditures under the collaborations and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Revenue is recognized approximately when the amounts become due because it relates to an already satisfied performance obligation. For the three months ended March 31, 2018, the Company did not receive any milestone or royalty payments.

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

In October 2017, the Founder’s Agreement was further amended to change the issuance date of the Annual Equity Fee from the anniversary date of the Agreement to January 1 of each year beginning in 2018. The Annual Equity Fee payable on January 1, 2018 was prorated such that it was only paid for the portion of 2017 between March 17, 2017 and December 31, 2017.

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of the Company’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of its Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. For the three months ended March 31, 2018 and 2017, the Company recognized $125,000 in expense in its Condensed Statements of Operations related to the MSA.

Caribe BioAdvisors, LLC

In December 2016, the Company entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For the three months ended March 31, 2018 and 2017, the Company recognized $15,000 in expense in its Condensed Statements of Operations related to the advisory agreement.

March 2018 Common Stock Offering

National Securities Corporation acted as the sole underwriter in connection with the Company’s offering of common stock which closed on March 12, 2018. As of September 2016, an affiliate of Fortress holds a majority interest in the parent of National Securities Corporation and Checkpoint is a majority controlled subsidiary of Fortress. As a result, National Securities Corporation was deemed to have a “conflict of interest” under Rule 5121(f)(5) of FINRA. Accordingly, the offering was conducted in accordance with the applicable provisions of Rule 5121, which requires, among other things, that a “qualified independent underwriter” participate in the preparation of, and exercise the usual standards of “due diligence” with respect to, the registration statement and prospectus. Lake Street Capital Markets, LLC agreed to act as a “qualified independent underwriter” within the meaning of Rule 5121 in connection with the offering.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 5 - Stockholders’ Equity

Common Stock

The Company is authorized to issue 50,000,000 common shares with a par value of $0.0001 per share, of which 15,000,000 shares are designated as “Class A common stock.” As of March 31, 2018, there were 7,000,000 shares of Class A common stock issued and outstanding to Fortress. Dividends are to be distributed pro-rata to the Class A and common stock holders. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stock holders are entitled to a number of votes per share equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

In November 2017, the Company filed a shelf registration statement on Form S-3 (the "S-3"), which was declared effective in December 2017. Under the S-3, the Company may sell up to a total of $100 million of its securities. In connection with the S-3, the Company entered into an At-the-Market Issuance Sales Agreement (the "ATM") with Cantor Fitzgerald & Co., Ladenburg Thalmann & Co. Inc. and H.C. Wainwright & Co., LLC (each a "Agent" and collectively, the "Agents"), relating to the sale of shares of common stock. Under the ATM, the Company pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock.

During the three months ended March 31, 2018, the Company did not sell any shares of common stock under the ATM.

Pursuant to the Founders Agreement, the Company issued 591,836 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully-diluted outstanding equity of Checkpoint on January 1, 2018 (see Notes 2 and 4).

In March 2018, the Company completed an underwritten public offering, whereby it sold 5,290,000 shares of its common stock at a price of $4.35 per share for gross proceeds of approximately $23.0 million. Total net proceeds from the offering were approximately $20.8 million, net of underwriting discounts and offering expenses of approximately $2.2 million. The shares were sold under a Registration Statement (No. 333-221493) on Form S-3, filed by the Company with the SEC.

Pursuant to the Founders Agreement, the Company issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the offering noted above. Accordingly, the Company issued 132,250 shares to Fortress on March 12, 2018 and recorded expense of approximately $641,000 related to this stock grant, which is included in general and administrative expenses in the Company’s Statements of Operations for the three months ended March 31, 2018.

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

As of March 31, 2018, 2,486,697 shares are available for issuance under the 2015 Incentive Plan.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Restricted Stock

The following table summarizes restricted stock award activity for the three months ended March 31, 2018:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	2,611,116	$3.89
Granted	475,000	4.00
Vested	(70,313)	0.06
Nonvested at March 31, 2018	3,015,803	$4.00

As of March 31, 2018, there was $4.3 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.6 years. This amount does not include 333,334 shares of restricted stock outstanding as of March 31, 2018 which are performance-based and vest upon achievement of certain corporate milestones. Stock-based compensation for these awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Stock Options

The following table summarizes stock option award activity for the three months ended March 31, 2018:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	60,000	$5.43	9.09
Granted	-	-
Outstanding as of March 31, 2018	60,000	$5.43	8.84

Upon the exercise of stock options, the Company will issue new shares of its common stock.

Warrants

A summary of warrant activities for the three months ended March 31, 2018 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	4,326,555	$6.62	3.67
Exercised	(13,573)	-
Outstanding as of March 31, 2018	4,312,982	$6.64	3.11

Upon the exercise of warrants, the Company will issue new shares of its common stock.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the three months ended March 30, 2018 and 2017 (in thousands).

	For the three months ended March 31,
	2018	2017
Research and development	$680	$406
General and administrative	457	573
Total stock-based compensation expense	$1,137	$979

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

Overview

We are a clinical-stage, immuno-oncology biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for patients with solid tumor cancers. We are currently evaluating our lead antibody product candidate, CK-301, an anti-PD-L1 antibody licensed from the Dana-Farber Cancer Institute, in a Phase 1 clinical trial in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers. We plan to develop CK-301 as a treatment for patients with non-small cell lung cancer (“NSCLC”) and other solid tumors. In addition, we are evaluating our lead small-molecule, targeted anti-cancer product candidate, CK-101, in the Phase 1 portion of a Phase 1/2 clinical trial for the treatment of patients with epidermal growth factor receptor (“EGFR”) mutation-positive NSCLC. Our pipeline also includes antibodies that target glucocorticoid-induced TNFR-related protein (“GITR”) and carbonic anhydrase IX (“CAIX”), in addition to oral, small-molecule, targeted anti-cancer agents that inhibit bromodomain and extra-terminal (“BET”) proteins and poly (ADP-ribose) polymerase (“PARP”).

We have also entered into various collaboration agreements with TG Therapeutics, Inc. (“TGTX”), a related party, to develop and commercialize certain assets in connection with our licenses in the field of hematological malignancies, while we retain the right to develop and commercialize these assets in solid tumors.

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2018, we have an accumulated deficit of $67.8 million.

We are a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress”).

Checkpoint Therapeutics, Inc. was incorporated in Delaware on November 10, 2014 and commenced principal operations in March 2015. Our executive offices are located at 2 Gansevoort Street, 9 th Floor, New York, NY 10014. Our telephone number is (781) 652-4500 and our email address is ir@checkpointtx.com.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenue

For the three months ended March 31, 2018, revenue was approximately $0.3 million compared to approximately $0.7 million for the three months ended March 31, 2017, a decrease of $0.4 million. Revenue for the current period primarily consisted of $0.3 million from TGTX related to the sublicense agreement for CK-103, $44,000 from TGTX in connection with the collaboration agreement and $31,000 from TGTX in connection with the Sponsored Research Agreement with NeuPharma, Inc. (“NeuPharma”). Revenue for the three months ended March 31, 2017 primarily consisted of $0.5 million from TGTX related to the sublicense agreement for CK-103, including $0.2 million due upon the successful completion of toxicology studies, and approximately $0.2 million from TGTX in connection with the Sponsored Research Agreement with NeuPharma. A small portion of revenue was also generated in connection with the collaboration agreement with TGTX.

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

For the three months ended March 31, 2018, research and development expenses were approximately $6.9 million, compared to $3.7 million for the three months ended March 31, 2017, an increase of $3.2 million. The current period research and development expenses primarily consisted of $4.8 million related to preclinical and product development activities for our product candidates, $1.1 million related to clinical costs for our product candidates, and $0.7 million related to stock compensation expense. The prior period research and development expenses primarily consisted of approximately $1.9 million related to preclinical and product development activities for our product candidates, $0.7 million related to clinical costs for our product candidates, $0.4 million due to Jubilant upon the successful completion of toxicology studies per the license agreement for CK-103 and $0.4 million related to stock compensation expense.

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

For the three months ended March 31, 2018, general and administrative expenses were approximately $2.2 million, compared to $1.4 million for the three months ended March 31, 2017, an increase of $0.8 million. The current period general and administrative expenses primarily consisted of $0.6 million related to our issuance of shares to Fortress in connection with our March 2018 common stock offering pursuant to the Founders Agreement, stock compensation expense of $0.5 million, $0.3 million related to salary expenses and $0.3 million related to legal and accounting fees. The prior period general and administrative expenses primarily consisted of stock compensation expense of approximately $0.6 million, $0.2 million related to salary expenses and $0.2 million related to legal and accounting fees.

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

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2018, we had an accumulated deficit of $67.8 million.

Our major sources of cash have been proceeds from the private placement and public offering of equity securities. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalent balances at March 31, 2018, are sufficient to fund our anticipated operating cash requirements for approximately the next 15 to 18 months.

Cash Flows for the Three Months Ended March 31, 2018 and 2017

Operating Activities

Net cash used in operating activities was $5.2 million for the three months ended March 31, 2018, compared to $2.8 million for the three months ended March 31, 2017. The increase in net cash used in operating activities was due primarily to increased expenditures associated with our preclinical, clinical and other product development activities for our product candidates.

Investing Activities

There were no investing activities for the three months ended March 31, 2018 and 2017.

Financing Activities

Net cash provided by financing activities was $20.8 for the three months ended March 31, 2018. All the cash provided by financing activities related to net proceeds of $20.8 million from the issuance of common stock as part of our underwritten public offering in March 2018. There were no financing activities for the three months ended March 31, 2017.

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

With respect to the quarter ended March 31, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2018 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014, and have an accumulated deficit of $67.8 million as of March 31, 2018. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. We currently anticipate that our cash and cash equivalents balances at March 31, 2018 are sufficient to fund our anticipated operating cash requirements for approximately the next 15 to 18 months.

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

In October 2017, the Founder’s Agreement was amended to change the issuance date of the annual grant of shares from the anniversary date of the Agreement to January 1 of each year beginning in 2018. The annual grant of shares payable on January 1, 2018 was prorated such that it was only payable for the portion of 2017 between March 17, 2017 and December 31, 2017.

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

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2018.
31.2	Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2018.
32.1	Certification of Chief Executive Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2018.
32.2	Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2018.
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Checkpoint Therapeutics, Inc.
(Registrant)

Date: May 10, 2018	By: /s/ James F. Oliviero
James F. Oliviero
President and Chief Executive Officer
(Principal Executive Officer)

