Form 10-Q
period 2018-06-30
Checkpoint Therapeutics, Inc.
filed 2018-08-07
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES   ☐     NO   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 3, 2018
Class A Common Stock, $0.0001 par value	7,000,000
Common Stock, $0.0001 par value	25,107,864

CHECKPOINT THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended June 30, 2018

Item 1. Financial Statements.

Checkpoint Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$28,304	$19,225
Prepaid expenses and other assets	528	1,857
Other receivables - related party	127	331
Total current assets	28,959	21,413
Total Assets	$28,959	$21,413

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,988	$5,762
Accounts payable and accrued expenses - related party	667	610
Total current liabilities	6,655	6,372
Total Liabilities	6,655	6,372

Commitments and Contingencies

Stockholders' Equity
Common Stock ($0.0001 par value), 60,000,000 shares authorized
Class A common shares, 7,000,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017	1	1
Common shares, 25,107,864 and 18,512,429 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	3	2
Common stock issuable, 0 and 591,836 shares as of June 30, 2018 and December 31, 2017, respectively	-	2,296
Additional paid-in capital	96,734	71,772
Accumulated deficit	(74,434)	(59,030)
Total Stockholders’ Equity	22,304	15,041
Total Liabilities and Stockholders’ Equity	$28,959	$21,413

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Revenue - related party	$127	$351	$470	$1,044

Operating expenses:
Research and development	5,453	5,506	12,385	9,210
General and administrative	1,352	1,317	3,546	2,720
Total operating expenses	6,805	6,823	15,931	11,930
Loss from operations	(6,678)	(6,472)	(15,461)	(10,886)

Other income
Interest income	39	24	57	55
Total other income	39	24	57	55
Net Loss	$(6,639)	$(6,448)	$(15,404)	$(10,831)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(0.23)	$(0.28)	$(0.57)	$(0.48)

Basic and diluted weighted average number of common shares outstanding	29,044,962	22,731,154	26,910,116	22,397,137

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statement of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Class A Common Shares		Common Shares		Common Shares	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2017	7,000,000	$1	18,512,429	$2	$2,296	$71,772	$(59,030)	$15,041
Issuance of common shares for cash	-	-	5,290,000	1	-	23,011	-	23,012
Offering costs	-	-	-	-	-	(2,195)	-	(2,195)
Stock-based compensation expense	-	-	566,240	-	-	1,209	-	1,209
Issuance of common shares - Founders Agreement	-	-	724,086	-	(2,296)	2,937	-	641
Exercise of warrants	-	-	15,109	-	-	-	-	-
Net loss	-	-	-	-	-	-	(15,404)	(15,404)
Balances at June 30, 2018	7,000,000	$1	25,107,864	$3	$-	$96,734	$(74,434)	$22,304

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the six months ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(15,404)	$(10,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,209	3,361
Issuance of common shares - Founders Agreement	641	-
Research and development-licenses acquired, expensed	-	400
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,329	(803)
Other receivables - related party	204	(22)
Accounts payable and accrued expenses	283	434
Net cash used in operating activities	(11,738)	(7,461)

Cash Flows from Investing Activities:
Purchase of research and development licenses	-	(400)
Net cash used in investing activities	-	(400)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of offering costs of $2,195 and $0, respectively	20,817	-
Net cash provided by financing activities	20,817	-

Net increase (decrease) in cash and cash equivalents	9,079	(7,861)
Cash and cash equivalents at beginning of period	19,225	35,086
Cash and cash equivalents at end of period	$28,304	$27,225

Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$2,296	$3,919

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2018, the Company had an accumulated deficit of $74.4 million.

In March 2018, the Company completed an underwritten public offering, whereby it sold 5,290,000 shares of its common stock at a price of $4.35 per share for gross proceeds of approximately $23.0 million. Total net proceeds from the offering were approximately $20.8 million, net of underwriting discounts and offering expenses of approximately $2.2 million, including approximately $1.8 million to National Securities Corporation, a related party (see Note 4). The shares were sold under a Registration Statement (No. 333-221493) on Form S-3, filed by the Company with the Securities and Exchange Commission (“SEC”).

The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, which may include financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at June 30, 2018 are sufficient to fund its anticipated operating cash requirements for approximately the next 12 to 15 months.

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

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties (for example, some sales taxes). The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

•	Variable consideration

•	Constraining estimates of variable consideration

•	The existence of a significant financing component in the contract

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

•	Noncash consideration

•	Consideration payable to a customer

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

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A common stock pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The following table summarizes potentially dilutive securities outstanding at June 30, 2018 and 2017 that were excluded from the computation of diluted net loss per share, as they would be anti-dilutive:

	June 30,
	2018	2017
Warrants (Note 5)	4,311,446	4,331,106
Stock Options (Note 5)	60,000	60,000
Unvested restricted stock (Note 5)	3,036,731	2,502,438
Total	7,408,177	6,893,544

Recently Issued Accounting Standards

In June 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after Dec. 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact of adopting this standard on its financial statements and related disclosures, but does not expect it to have a material impact.

Recently Adopted Accounting Standards

In May 2017, the FASB issued an Accounting Standards Update (“ASU”) 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The new standard was effective on January 1, 2018; however, early adoption is permitted. The Company adopted ASU No. 2017-09 as of January 1, 2018. The adoption of this update did not impact the Company’s financial statements.

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

Note 3 - License Agreements

Dana-Farber Cancer Institute

In March 2015, the Company entered into an exclusive license agreement with Dana-Farber Cancer Institute (“Dana Farber”) to develop a portfolio of fully human immuno-oncology targeted antibodies. Under the terms of the agreement, the Company paid Dana-Farber an up-front licensing fee of $1.0 million and, on May 11, 2015, granted Dana-Farber 500,000 shares, valued at $32,500 or $0.065 per share. The agreement included an anti-dilution clause that maintained Dana-Farber’s ownership at 5% until such time that the Company raised $10 million in cash in exchange for common shares. Pursuant to this provision, on September 30, 2015, the Company granted to Dana-Farber an additional 136,830 shares of common stock valued at approximately $0.6 million and the anti-dilution clause thereafter expired. Dana-Farber is eligible to receive payments of up to an aggregate of approximately $21.5 million for each licensed product upon the Company’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. In addition, Dana-Farber is eligible to receive up to an aggregate of $60.0 million upon the Company’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales. Following the second anniversary of the effective date of the license agreement, Dana-Farber receives an annual license maintenance fee of $50,000, which is creditable against milestone payments or royalties due to Dana-Farber. The portfolio of antibodies licensed from Dana-Farber include antibodies targeting PD-L1, GITR and CAIX.

In October 2017 the Company dosed the first patient in a Phase 1 clinical study of its anti-PD-LI antibody, CK-301.

In connection with the license agreement with Dana-Farber, the Company entered into a collaboration agreement with TGTX, a related party, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retains the right to develop and commercialize these antibodies in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the collaboration agreement, TGTX paid the Company $0.5 million, representing an upfront licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $21.5 million for each product upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, the Company is eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered high single digit percentage of net sales. Following the second anniversary of the effective date of the agreement, the Company receives an annual license maintenance fee, which is creditable against milestone payments or royalties due to the Company. For the three months ended June 30, 2018 and 2017, the Company recognized approximately $0 and $9,000, respectively, in revenue from its collaboration agreement with TGTX in the Condensed Statements of Operations. For the six months ended June 30, 2018 and 2017, the Company recognized approximately $44,000 and $38,000, respectively, in revenue from its collaboration agreement with TGTX in the Condensed Statements of Operations.

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

In September 2016, the Company dosed the first patient in a Phase 1/2 clinical study of CK-101, which is currently ongoing as of June 30, 2018. Under the terms of the license agreement with NeuPharma, the Company expensed a non-refundable milestone payment of $1.0 million, which is included in the Statements of Operations for the year ended December 31, 2016.

In connection with the license agreement with NeuPharma, in March 2015, Fortress entered into an option agreement with TGTX, a related party, which agreement was assigned to the Company by Fortress on the same date, for a global collaboration of certain compounds licensed. The option agreement will expire on December 31, 2018, unless both parties agree to extend the option period.

Also in connection with the license agreement with NeuPharma, the Company entered into a Sponsored Research Agreement with NeuPharma for certain research and development activities. Effective January 11, 2016, TGTX agreed to assume all costs associated with this Sponsored Research Agreement and paid the Company for all amounts previously paid by the Company. This assumption of costs by TGTX survives any termination or expiration of the option agreement. For the three months ended June 30, 2018 and 2017, the Company recognized approximately $0 and $197,000, respectively, in revenue in connection with the Sponsored Research Agreement in the Condensed Statements of Operations. For the six months ended June 30, 2018 and 2017, the Company recognized approximately $31,000 and $397,000, respectively, in revenue in connection with the Sponsored Research Agreement in the Condensed Statements of Operations.

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

In connection with the license agreement with Jubilant, the Company entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retains the right to develop and commercialize these compounds in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the Sublicense Agreement, TGTX paid the Company $1.0 million, representing an upfront licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.2 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, the Company is eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays the Company 50% of IND enabling costs and patent expenses. For the three months ended June 30, 2018 and 2017, the Company recognized approximately $127,000 and $144,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations. For the six months ended June 30, 2018 and 2017, the Company recognized approximately $394,000 and $608,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations.

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

The milestone payments are based on successful achievement of clinical development, regulatory, and sales milestones. Because these payments are contingent on the occurrence of a future event, they represent variable consideration and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The sales based royalty payments are recognized as revenue when the subsequent sales occur. The Company also receives variable consideration for certain research and development and patent maintenance related activities that are dependent upon the Company’s actual expenditures under the collaborations and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Revenue is recognized approximately when the amounts become due because it relates to an already satisfied performance obligation. For the six months ended June 30, 2018, the Company did not receive any milestone or royalty payments.

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

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of the Company’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of its Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. For each of the three months ended June 30, 2018 and 2017, the Company recognized $125,000 in expense in its Condensed Statements of Operations related to the MSA. For each of the six months ended June 30, 2018 and 2017, the Company recognized $250,000 in expense in its Condensed Statements of Operations related to the MSA.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Caribe BioAdvisors, LLC

In December 2016, the Company entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For the three months ended June 30, 2018 and 2017, the Company recognized $20,000 and $16,000 in expense in its Condensed Statements of Operations related to the advisory agreement, including $5,000 and $1,000 in expense related to annual equity incentive grants. For the six months ended June 30, 2018 and 2017, the Company recognized $40,000 and $31,000, respectively, in expense in its Condensed Statements of Operations related to the advisory agreement, including $10,000 and $1,000 in expense related to annual equity incentive grants.

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

Note 5 - Stockholders’ Equity

Common Stock

At the Company’s 2018 Annual Meeting of Stockholders held on June 13, 2018, its stockholders approved an amendment to its certificate of incorporation to increase the number of authorized shares of common stock to 60,000,000 shares and decrease the number of shares designated “Class A Common Stock” from 15,000,000 to 7,000,000. The amendment was filed with the Secretary of State of the State of Delaware on June 14, 2018.

As of June 30, 2018, there were 7,000,000 shares of Class A common stock issued and outstanding to Fortress. Dividends are to be distributed pro-rata to the Class A and common stock holders. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stock holders are entitled to a number of votes per share equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

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

During the six months ended June 30, 2018, the Company did not sell any shares of common stock under the ATM.

Pursuant to the Founders Agreement, the Company issued 591,836 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully-diluted outstanding equity of Checkpoint on January 1, 2018 (see Notes 2 and 4).

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

In March 2018, the Company completed an underwritten public offering, whereby it sold 5,290,000 shares of its common stock at a price of $4.35 per share for gross proceeds of approximately $23.0 million. Total net proceeds from the offering were approximately $20.8 million, net of underwriting discounts and offering expenses of approximately $2.2 million, including approximately $1.8 million to National Securities Corporation, a related party (see Note 4). The shares were sold under a Registration Statement (No. 333-221493) on Form S-3, filed by the Company with the SEC.

Pursuant to the Founders Agreement, the Company issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the offering noted above. Accordingly, the Company issued 132,250 shares to Fortress on March 12, 2018 and recorded expense of approximately $641,000 related to this stock grant, which is included in general and administrative expenses in the Company’s Condensed Statements of Operations for the six months ended June 30, 2018.

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

As of June 30, 2018, 2,395,457 shares are available for issuance under the 2015 Incentive Plan.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activity for the six months ended June 30, 2018:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	2,611,116	$3.89
Granted	566,240	3.85
Vested	(140,625)	0.07
Nonvested at June 30, 2018	3,036,731	$4.06

As of June 30, 2018, there was $4.0 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.7 years. This amount does not include, as of June 30, 2018, 333,334 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones; and 731,491 shares of restricted stock outstanding issued to non-employees, the expense for which is determined each reporting period at the measurement date. The expense is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Stock Options

The following table summarizes stock option award activity for the six months ended June 30, 2018:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	60,000	$5.43	9.09
Granted	-	-
Outstanding as of June 30, 2018	60,000	$5.43	8.59

Upon the exercise of stock options, the Company will issue new shares of its common stock.

Warrants

A summary of warrant activities for the six months ended June 30, 2018 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	4,326,555	$6.62	3.67
Exercised	(15,109)	-
Outstanding as of June 30, 2018	4,311,446	$6.65	2.86

Upon the exercise of warrants, the Company will issue new shares of its common stock.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Research and development	$(392)	$1,946	$288	$2,352
General and administrative	464	436	921	1,009
Total stock-based compensation expense	$72	$2,382	$1,209	$3,361

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

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2018, we have an accumulated deficit of $74.4 million.

We are a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress”).

Checkpoint Therapeutics, Inc. was incorporated in Delaware on November 10, 2014 and commenced principal operations in March 2015. Our executive offices are located at 2 Gansevoort Street, 9 th Floor, New York, NY 10014. Our telephone number is (781) 652-4500 and our email address is ir@checkpointtx.com.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

Revenue

For the three months ended June 30, 2018, revenue was approximately $0.1 million compared to approximately $0.4 million for the three months ended June 30, 2017, a decrease of $0.3 million. Revenue for the current period consisted of $0.1 million from TGTX related to the sublicense agreement for CK-103. Revenue for the three months ended June 30, 2017 primarily consisted of $0.1 million from TGTX related to the sublicense agreement for CK-103, and approximately $0.2 million from TGTX in connection with the Sponsored Research Agreement with NeuPharma, Inc. (“NeuPharma”). A small portion of revenue was also generated in connection with the collaboration agreement with TGTX.

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

For the three months ended June 30, 2018, research and development expenses were approximately $5.5 million, compared to $5.5 million for the three months ended June 30, 2017. The current period research and development expenses primarily consisted of $4.0 million related to manufacturing costs of our product candidates, $0.3 million related to preclinical development activities for our product candidates and $1.3 million related to clinical costs for our product candidates. The current period research and development expenses were partially offset by a credit of $0.4 million in stock compensation expense, which resulted from the remeasurement of the fair value of a grant to a non-employee at the reporting period. The prior period research and development expenses primarily consisted of approximately $0.8 million related to manufacturing costs of our product candidates, $0.8 million related to preclinical development activities for our product candidates, $0.8 million related to clinical costs for our product candidates, and $1.9 million related to stock compensation expense.

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

For the three months ended June 30, 2018, general and administrative expenses were approximately $1.4 million, compared to $1.3 million for the three months ended June 30, 2017, an increase of $0.1 million. The current period general and administrative expenses primarily consisted of $0.5 million related to stock compensation expense, $0.2 million related to salary expenses and $0.2 million related to legal and accounting fees. The prior period general and administrative expenses primarily consisted of stock compensation expense of approximately $0.4 million, $0.2 million related to salary expenses and $0.3 million related to legal and accounting fees.

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

Comparison of the Six Months Ended June 30, 2018 and 2017

Revenue

For the six months ended June 30, 2018, revenue was approximately $0.5 million compared to approximately $1.0 million for the six months ended June 30, 2017, a decrease of $0.5 million. Revenue for the current period primarily consisted of $0.4 million from TGTX related to the sublicense agreement for CK-103, $44,000 from TGTX in connection with the collaboration agreement and $31,000 from TGTX in connection with the Sponsored Research Agreement with NeuPharma. Revenue for the six months ended June 30, 2017 primarily consisted of $0.6 million from TGTX related to the sublicense agreement for CK-103, including $0.2 million due upon the successful completion of toxicology studies, and approximately $0.4 million from TGTX in connection with the Sponsored Research Agreement with NeuPharma. A small portion of revenue was also generated in connection with the collaboration agreement with TGTX.

Research and Development Expenses

For the six months ended June 30, 2018, research and development expenses were approximately $12.4 million, compared to $9.2 million for the six months ended June 30, 2017, an increase of $3.2 million. The current period research and development expenses primarily consisted of $8.1 million related to manufacturing costs of our product candidates, $0.9 million related to preclinical development activities for our product candidates, $2.4 million related to clinical costs for our product candidates and $0.3 million related to stock compensation expense. The prior period research and development expenses primarily consisted of approximately $2.5 million related to preclinical and product development activities for our product candidates, $1.8 million related to manufacturing costs of our product candidates, $1.5 million related to clinical costs for our product candidates, $0.4 million in license fees and $2.4 million related to stock compensation expense.

General and Administrative Expenses

For the six months ended June 30, 2018, general and administrative expenses were approximately $3.5 million, compared to $2.7 million for the six months ended June 30, 2017, an increase of $0.8 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $0.9 million, $0.6 million related to our issuance of shares to Fortress in connection with our March 2018 common stock offering pursuant to the Founders Agreement, $0.6 million related to salary expenses and $0.5 million related to legal and accounting fees. The prior period general and administrative expenses primarily consisted of stock compensation expense of approximately $1.0 million, $0.5 million related to salary expenses and $0.5 million related to legal and accounting fees.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2018, we had an accumulated deficit of $74.4 million.

In March 2018, we completed an underwritten public offering, in which we sold 5,290,000 shares of our common stock at a price of $4.35 per share for gross proceeds of approximately $23.0 million. Total net proceeds from the offering were approximately $20.8 million, net of underwriting discounts and offering expenses of approximately $2.2 million, including approximately $1.8 million to National Securities Corporation, a related party. The shares were sold under a Registration Statement (No. 333-221493) on Form S-3, filed with the Securities and Exchange Commission (“SEC”).

Our major sources of cash have been proceeds from the private placement and public offering of equity securities. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalent balances at June 30, 2018, are sufficient to fund our anticipated operating cash requirements for approximately the next 12 to 15 months.

Cash Flows for the Six Months Ended June 30, 2018 and 2017

Operating Activities

Net cash used in operating activities was $11.7 million for the six months ended June 30, 2018, compared to $7.5 million for the six months ended June 30, 2017. The increase in net cash used in operating activities was due primarily to increased expenditures associated with our preclinical, clinical, manufacturing and other product development activities for our product candidates.

Investing Activities

There were no investing activities for the six months ended June 30, 2018. Net cash used in investing activities was $0.4 million for the six months ended June 30, 2017 and related to the purchase of research and development licenses.

Financing Activities

Net cash provided by financing activities was $20.8 million for the six months ended June 30, 2018. All the cash provided by financing activities related to net proceeds of $20.8 million from the issuance of common stock as part of our underwritten public offering in March 2018. There were no financing activities for the six months ended June 30, 2017.

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

With respect to the quarter ended June 30, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2018 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

the federal Open Payments program, which requires manufacturers of certain approved drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members. Data collection began on August 1, 2013 with requirements for manufacturers to submit reports to CMS by March 31, 2014 and 90 days after the end each subsequent calendar year. Disclosure of such information was made by CMS on a publicly available website beginning in September 2014; and

23

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third- party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The Supreme Court upheld the ACA in the main challenge to the constitutionality of the law in 2012. Specifically, the Supreme Court held that the individual mandate and corresponding penalty was constitutional because it would be considered a tax by the federal government. The Supreme Court also upheld federal subsidies for purchasers of insurance through federally facilitated exchanges in a decision released in June 2015. Any remaining legal challenges to the ACA are viewed generally as not significantly impacting the implementation of the law if the plaintiffs prevail.

President Trump ran for office on a platform that supported the repeal of the ACA, and one of his first actions after his inauguration was to sign an Executive Order instructing federal agencies to waive or delay requirements of the ACA that impose economic or regulatory burdens on states, families, the health-care industry and others. Modifications to or repeal of all or certain provisions of the ACA have been attempted in Congress as a result of the outcome of the recent presidential and congressional elections, consistent with statements made by the incoming administration and members of Congress during the presidential and congressional campaigns and following the election. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law. However, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. In March 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017, which, if enacted, would amend or repeal significant portions of the ACA. Attempts in the Senate in 2017 to pass ACA repeal legislation, including the Better Care Reconciliation Act of 2017, so far have been unsuccessful. At the end of 2017, Congress passed the Tax Cuts and Jobs Act, which repealed the penalty for individuals who fail to maintain minimum essential health coverage as required by the ACA. Following this legislation, Texas and 19 other states filed a lawsuit alleging that the ACA is unconstitutional as the individual mandate was repealed, undermining the legal basis for the Supreme Court’s prior decision. This lawsuit is ongoing and the outcome may have a significant impact on our business.

Most recently, the Bipartisan Budget Act of 2018, the “BBA,” which set government spending levels for Fiscal Years 2018 and 2019, revised certain provisions of the ACA. Specifically, beginning in 2019, the BBA increased manufacturer point-of-sale discounts off negotiated prices of applicable brand drugs in the Medicare Part D coverage gap from 50% to 70%, ultimately increasing the liability for brand drug manufacturers. Further, this mandatory manufacturer discount applies to biosimilars beginning in 2019.

The Trump Administration has also taken several regulatory steps to redirect ACA implementation. The Department of Health and Human Services finalized a payment reduction for drugs acquired through the 340B Drug Pricing Program and has taken steps to increase the availability of cheaper health insurance options, typically with fewer benefits. The Administration has also signaled its intention to address drug prices and to increase competition, including by increasing the availability of biosimilars. As these are regulatory actions, a new administration could undo or modify these efforts.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014, and have an accumulated deficit of $74.4 million as of June 30, 2018. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. We currently anticipate that our cash and cash equivalents balances at June 30, 2018 are sufficient to fund our anticipated operating cash requirements for approximately the next 12 to 15 months.

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

Item 6. Exhibits

Exhibit No.	Description
10.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Checkpoint Therapeutics, Inc., dated June 14, 2018.
31.1	Certification of Chief Executive Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2018.
31.2	Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2018.
32.1	Certification of Chief Executive Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2018.
32.2	Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2018.
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Checkpoint Therapeutics, Inc.
(Registrant)

Date: August 7, 2018	By: /s/ James F. Oliviero
James F. Oliviero
President and Chief Executive Officer
(Principal Executive Officer)

