Form 10-Q
period 2018-09-30
Checkpoint Therapeutics, Inc.
filed 2018-11-02
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   ☒     NO   ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES   ☒     NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-accelerated Filer	☐	Smaller Reporting Company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES   ☐     NO   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 1, 2018
Class A Common Stock, $0.0001 par value	7,000,000
Common Stock, $0.0001 par value	27,046,517

CHECKPOINT THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended September 30, 2018

Item 1. Financial Statements.

Checkpoint Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$29,600	$19,225
Prepaid expenses and other assets	1,196	1,857
Other receivables - related party	5	331
Total current assets	30,801	21,413
Total Assets	$30,801	$21,413

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$8,118	$5,762
Accounts payable and accrued expenses - related party	664	610
Total current liabilities	8,782	6,372
Total Liabilities	8,782	6,372

Commitments and Contingencies

Stockholders' Equity
Common Stock ($0.0001 par value), 60,000,000 shares authorized
Class A common shares, 7,000,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017	1	1
Common shares, 26,996,238 and 18,512,429 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	3	2
Common stock issuable, 0 and 591,836 shares as of September 30, 2018 and December 31, 2017, respectively	-	2,296
Additional paid-in capital	105,793	71,772
Accumulated deficit	(83,778)	(59,030)
Total Stockholders’ Equity	22,019	15,041
Total Liabilities and Stockholders’ Equity	$30,801	$21,413

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Revenue - related party	$5	$349	$475	$1,393

Operating expenses:
Research and development	7,848	4,955	20,233	14,165
General and administrative	1,544	1,344	5,090	4,064
Total operating expenses	9,392	6,299	25,323	18,229
Loss from operations	(9,387)	(5,950)	(24,848)	(16,836)

Other income
Interest income	43	22	100	77
Total other income	43	22	100	77
Net Loss	$(9,344)	$(5,928)	$(24,748)	$(16,759)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(0.32)	$(0.26)	$(0.89)	$(0.74)

Basic and diluted weighted average number of common shares outstanding	29,249,035	22,801,229	27,698,323	22,533,315

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statement of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Class A Common Shares		Common Shares		Common Shares	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2017	7,000,000	$1	18,512,429	$2	$2,296	$71,772	$(59,030)	$15,041
Issuance of common shares, net of offering costs - Public offering	-	-	5,290,000	1	-	20,827	-	20,828
Issuance of common shares, net of offering costs - At-the-market offering	-	-	1,841,774	-	-	7,747	-	7,747
Stock-based compensation expense	-	-	566,240	-	-	2,336	-	2,336
Issuance of common shares - Founders Agreement	-	-	770,128	-	(2,296)	3,111	-	815
Exercise of warrants	-	-	15,667	-	-	-	-	-
Net loss	-	-	-	-	-	-	(24,748)	(24,748)
Balances at September 30, 2018	7,000,000	$1	26,996,238	$3	$-	$105,793	$(83,778)	$22,019

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the nine months ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(24,748)	$(16,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,336	4,271
Issuance of common shares - Founders Agreement	815	-
Research and development-licenses acquired, expensed	-	400
Changes in operating assets and liabilities:
Prepaid expenses and other assets	661	(1,821)
Other receivables - related party	326	471
Accounts payable and accrued expenses	2,410	2,170
Net cash used in operating activities	(18,200)	(11,268)

Cash Flows from Investing Activities:
Purchase of research and development licenses	-	(400)
Net cash used in investing activities	-	(400)

Cash Flows from Financing Activities:
Issuance of common shares - Public offering	23,012	-
Offering costs for the issuance of common shares - Public offering	(2,184)	-
Issuance of common shares - At-the-market offering	7,981	-
Offering costs for the issuance of common shares - At-the-market offering	(234)	-
Net cash provided by financing activities	28,575	-

Net increase (decrease) in cash and cash equivalents	10,375	(11,668)
Cash and cash equivalents at beginning of period	19,225	35,086
Cash and cash equivalents at end of period	$29,600	$23,418

Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$2,296	$3,919

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2018, the Company had an accumulated deficit of $83.8 million.

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

During the nine months ended September 30, 2018, the Company sold a total of 1,841,774 shares of common stock under an At-the-Market Issuance Sales Agreement (the "ATM") for aggregate total gross proceeds of approximately $8.0 million at an average selling price of $4.33 per share, resulting in net proceeds of approximately $7.7 million after deducting commissions and other transactions costs.

The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, which may include financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at September 30, 2018 are sufficient to fund its anticipated operating cash requirements for approximately the next 15 to 18 months.

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

In accordance with Accounting Standards Codification (“ASC”) 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. Such licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and have no alternative future use.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A common stock pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The following table summarizes potentially dilutive securities outstanding at September 30, 2018 and 2017 that were excluded from the computation of diluted net loss per share, as they would be anti-dilutive:

	September 30,
	2018	2017
Warrants (Note 5)	4,310,888	4,331,106
Stock Options (Note 5)	60,000	60,000
Unvested restricted stock (Note 5)	2,956,418	2,542,125
Total	7,327,306	6,933,231

Recently Issued Accounting Standards

In June 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after Dec. 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact of adopting this standard on its financial statements and related disclosures, however, it does not expect it to have a material impact.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is evaluating the impact of this guidance on its financial statements.

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

In September 2018 the Company expensed a non-refundable milestone payment of $1.0 million upon the twelfth patient dosed in a Phase 1 clinical study of its anti-PD-LI antibody, CK-301, which is included in the Condensed Statements of Operations for the three and nine months ended September 30, 2018.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

In connection with the license agreement with Dana-Farber, the Company entered into a collaboration agreement with TGTX, a related party, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retains the right to develop and commercialize these antibodies in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the collaboration agreement, TGTX paid the Company $0.5 million, representing an upfront licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $21.5 million for each product upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, the Company is eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered high single digit percentage of net sales. Following the second anniversary of the effective date of the agreement, the Company receives an annual license maintenance fee, which is creditable against milestone payments or royalties due to the Company. For the three months ended September 30, 2018 and 2017, the Company recognized approximately $0 and $46,000, respectively, in revenue from its collaboration agreement with TGTX in the Condensed Statements of Operations. For the nine months ended September 30, 2018 and 2017, the Company recognized approximately $44,000 and $84,000, respectively, in revenue from its collaboration agreement with TGTX in the Condensed Statements of Operations.

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

In September 2016, the Company dosed the first patient in a Phase 1/2 clinical study of CK-101, which is currently ongoing as of September 30, 2018. Under the terms of the license agreement with NeuPharma, the Company expensed a non-refundable milestone payment of $1.0 million, which is included in the Statements of Operations for the year ended December 31, 2016.

In connection with the license agreement with NeuPharma, in March 2015, Fortress entered into an option agreement with TGTX, a related party, which agreement was assigned to the Company by Fortress on the same date, for a global collaboration of certain compounds licensed. The option agreement will expire on December 31, 2018, unless both parties agree to extend the option period.

Also in connection with the license agreement with NeuPharma, the Company entered into a Sponsored Research Agreement with NeuPharma for certain research and development activities. Effective January 11, 2016, TGTX agreed to assume all costs associated with this Sponsored Research Agreement and paid the Company for all amounts previously paid by the Company. This assumption of costs by TGTX survives any termination or expiration of the option agreement. For the three months ended September 30, 2018 and 2017, the Company recognized approximately $0 and $122,000, respectively, in revenue in connection with the Sponsored Research Agreement in the Condensed Statements of Operations. For the nine months ended September 30, 2018 and 2017, the Company recognized approximately $31,000 and $519,000, respectively, in revenue in connection with the Sponsored Research Agreement in the Condensed Statements of Operations.

Teva Pharmaceutical Industries Ltd. (through its subsidiary, Cephalon, Inc.)

In December 2015, Fortress entered into a license agreement with Teva Pharmaceutical Industries Ltd. through its subsidiary, Cephalon, Inc. (“Cephalon”). This agreement was assigned to the Company by Fortress on the same date. Under the terms of the license agreement, Checkpoint obtained an exclusive, worldwide license to Cephalon’s patents relating to CEP-8983 and its small molecule prodrug, CEP-9722, a PARP inhibitor, which the Company now refers to as CK-102. The Company paid Cephalon an up-front licensing fee of $0.5 million. In August 2018, the Company gave notice to Cephalon of its intention to terminate the license agreement.

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

In connection with the license agreement with Jubilant, the Company entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retains the right to develop and commercialize these compounds in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the Sublicense Agreement, TGTX paid the Company $1.0 million, representing an upfront licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.2 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, the Company is eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays the Company 50% of IND enabling costs and patent expenses. For the three months ended September 30, 2018 and 2017, the Company recognized approximately $5,000 and $182,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations. For the nine months ended September 30, 2018 and 2017, the Company recognized approximately $399,000 and $791,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations.

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

The milestone payments are based on successful achievement of clinical development, regulatory, and sales milestones. Because these payments are contingent on the occurrence of a future event, they represent variable consideration and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The sales based royalty payments are recognized as revenue when the subsequent sales occur. The Company also receives variable consideration for certain research and development and patent maintenance related activities that are dependent upon the Company’s actual expenditures under the collaborations and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Revenue is recognized approximately when the amounts become due because it relates to an already satisfied performance obligation. For the nine months ended September 30, 2018, the Company did not receive any milestone or royalty payments.

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

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of the Company’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of its Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. For each of the three months ended September 30, 2018 and 2017, the Company recognized $125,000 in expense in its Condensed Statements of Operations related to the MSA. For each of the nine months ended September 30, 2018 and 2017, the Company recognized $375,000 in expense in its Condensed Statements of Operations related to the MSA.

Caribe BioAdvisors, LLC

In December 2016, the Company entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For the three months ended September 30, 2018 and 2017, the Company recognized approximately $24,000 and $20,000 in expense in its Condensed Statements of Operations related to the advisory agreement, including $9,000 and $5,000 in expense related to annual equity incentive grants. For the nine months ended September 30, 2018 and 2017, the Company recognized $64,000 and $50,000, respectively, in expense in its Condensed Statements of Operations related to the advisory agreement, including $19,000 and $5,000 in expense related to annual equity incentive grants.

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

As of September 30, 2018, there were 7,000,000 shares of Class A common stock issued and outstanding to Fortress. Dividends are to be distributed pro-rata to the Class A and common stock holders. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stock holders are entitled to a number of votes per share equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

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

During the nine months ended September 30, 2018, the Company sold a total of 1,841,774 shares of common stock under the ATM for aggregate total gross proceeds of approximately $8.0 million at an average selling price of $4.33 per share, resulting in net proceeds of approximately $7.7 million after deducting commissions and other transactions costs.

Pursuant to the Founders Agreement, the Company issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the offerings noted above. Accordingly, the Company issued 178,292 shares to Fortress and recorded expense of approximately $815,000 related to these stock grants, which is included in general and administrative expenses in the Company’s Condensed Statements of Operations for the nine months ended September 30, 2018.

The S-3 is currently the Company’s only active shelf registration statement. Subsequent to the offerings noted above, approximately $69.0 million of the shelf remains available for sale under the S-3. The Company may offer the securities under the S-3 from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders. The Company believes that the S-3 provides it with the flexibility to raise additional capital to finance its operations as needed.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

As of September 30, 2018, 2,395,457 shares are available for issuance under the 2015 Incentive Plan.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activity for the nine months ended September 30, 2018:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	2,611,116	$3.89
Granted	566,240	3.85
Vested	(220,938)	0.26
Nonvested at September 30, 2018	2,956,418	$4.15

As of September 30, 2018, there was $3.4 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.5 years. This amount does not include, as of September 30, 2018, 333,334 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones; and 661,178 shares of restricted stock outstanding issued to non-employees, the expense for which is determined each reporting period at the measurement date. The expense is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Stock Options

The following table summarizes stock option award activity for the nine months ended September 30, 2018:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	60,000	$5.43	9.09
Granted	-	-
Outstanding as of September 30, 2018	60,000	$5.43	8.34

Upon the exercise of stock options, the Company will issue new shares of its common stock.

Warrants

A summary of warrant activities for the nine months ended September 30, 2018 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	4,326,555	$6.62	3.67
Exercised	(15,667)	-
Outstanding as of September 30, 2018	4,310,888	$6.65	2.61

Upon the exercise of warrants, the Company will issue new shares of its common stock.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Research and development	$642	$446	$930	$2,798
General and administrative	485	464	1,406	1,473
Total stock-based compensation expense	$1,127	$910	$2,336	$4,271

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

Overview

We are a clinical-stage, immuno-oncology biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for patients with solid tumor cancers. We are currently evaluating our lead small-molecule, targeted anti-cancer agent, CK-101, in a Phase 1/2 clinical trial for the treatment of patients with EGFR mutation-positive non-small cell lung cancer (NSCLC). In addition, we are currently evaluating our lead antibody product candidate, CK-301, an anti-PD-L1 antibody licensed from the Dana-Farber Cancer Institute, in a Phase 1 clinical trial in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers. We plan to develop CK-301 as a treatment for patients with NSCLC and other solid tumors.

We have also entered into various collaboration agreements with TG Therapeutics, Inc. (“TGTX”), a related party, to develop and commercialize certain assets in connection with our licenses in the field of hematological malignancies, while we retain the right to develop and commercialize these assets in solid tumors.

In September 2018, we announced preliminary interim safety and efficacy data from our ongoing Phase 1/2 clinical trial of CK-101. The data were presented in an oral presentation at the International Association for the Study of Lung Cancer (IASLC) 19th World Conference on Lung Cancer in Toronto. Enrollment in the trial is ongoing to identify the optimal dose to maximize therapeutic effect, following which a Phase 3 trial is planned to initiate in 2019 in treatment-naïve EGFR mutation-positive NSCLC patients.

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2018, we have an accumulated deficit of $83.8 million.

We are a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress”).

Checkpoint Therapeutics, Inc. was incorporated in Delaware on November 10, 2014 and commenced principal operations in March 2015. Our executive offices are located at 2 Gansevoort Street, 9 th Floor, New York, NY 10014. Our telephone number is (781) 652-4500 and our email address is ir@checkpointtx.com.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

Revenue

For the three months ended September 30, 2018, revenue was approximately $5,000 compared to approximately $349,000 for the three months ended September 30, 2017, a decrease of $344,000. Revenue for the current period consisted of $5,000 from TGTX related to the sublicense agreement for CK-103. Revenue for the three months ended September 30, 2017 primarily consisted of $0.2 million from TGTX related to the sublicense agreement for CK-103 and $0.1 million from TGTX in connection with the Sponsored Research Agreement with NeuPharma, Inc. (“NeuPharma”). A small portion of revenue was also generated in connection with the collaboration agreement with TGTX.

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

For the three months ended September 30, 2018, research and development expenses were approximately $7.8 million, compared to $5.0 million for the three months ended September 30, 2017, an increase of $2.8 million. The current period research and development expenses primarily consisted of $4.7 million related to manufacturing costs of our product candidates, $0.2 million related to preclinical development activities for our product candidates, $1.2 million related to clinical costs for our product candidates, $1.0 million related to a non-refundable milestone payment upon the twelfth patient dosed in a Phase 1 clinical study of CK-301, and $0.6 million in stock compensation expense. The prior period research and development expenses primarily consisted of approximately $2.0 million related to manufacturing costs of our product candidates, $0.8 million related to preclinical and product development activities for our product candidates, $1.1 million related to clinical costs for our product candidates, and $0.4 million related to stock compensation expense.

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

For the three months ended September 30, 2018, general and administrative expenses were approximately $1.5 million, compared to $1.3 million for the three months ended September 30, 2017, an increase of $0.2 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $0.5 million, $0.2 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock under an At-the-Market Issuance Sales Agreement (the “ATM”), $0.2 million related to salary expenses and $0.2 million related to legal and accounting fees. The prior period general and administrative expenses primarily consisted of stock compensation expense of $0.5 million, $0.2 million of which related to salary expenses and $0.3 million related to legal and accounting fees.

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

Comparison of the Nine Months Ended September 30, 2018 and 2017

Revenue

For the nine months ended September 30, 2018, revenue was approximately $0.5 million compared to approximately $1.4 million for the nine months ended September 30, 2017, a decrease of $0.9 million. Revenue for the current period primarily consisted of $0.4 million from TGTX related to the sublicense agreement for CK-103, $44,000 from TGTX in connection with the collaboration agreement and $31,000 from TGTX in connection with the Sponsored Research Agreement with NeuPharma. Revenue for the nine months ended September 30, 2017 primarily consisted of $0.8 million from TGTX related to the sublicense agreement for CK-103, including $0.2 million due upon the successful completion of toxicology studies, and $0.5 million from TGTX in connection with the Sponsored Research Agreement with NeuPharma. A small portion of revenue was also generated in connection with the collaboration agreement with TGTX.

Research and Development Expenses

For the nine months ended September 30, 2018, research and development expenses were approximately $20.2 million, compared to $14.2 million for the nine months ended September 30, 2017, an increase of $6.0 million. The current period research and development expenses primarily consisted of $12.8 million related to manufacturing costs of our product candidates, $1.1 million related to preclinical development activities for our product candidates, $3.6 million related to clinical costs for our product candidates, $1.0 million related to a non-refundable milestone payment upon the twelfth patient dosed in a Phase 1 clinical study of CK-301, and $0.9 million related to stock compensation expense. The prior period research and development expenses primarily consisted of approximately $3.8 million related to manufacturing costs of our product candidates, $2.4 million related to preclinical and product development activities for our product candidates, $2.5 million related to clinical costs for our product candidates and $2.8 million related to stock compensation expense.

General and Administrative Expenses

For the nine months ended September 30, 2018, general and administrative expenses were approximately $5.1 million, compared to $4.1 million for the nine months ended September 30, 2017, an increase of $1.0 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $1.4 million, $0.8 million related to our issuance of shares to Fortress in connection with our March and September 2018 common stock offerings pursuant to the Founders Agreement, $0.8 million related to salary expenses and $0.7 million related to legal and accounting fees. The prior period general and administrative expenses primarily consisted of stock compensation expense of $1.5 million, $0.7 million related to salary expenses and $0.8 million related to legal and accounting fees.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2018, we had an accumulated deficit of $83.8 million.

In March 2018, we completed an underwritten public offering, in which we sold 5,290,000 shares of our common stock at a price of $4.35 per share for gross proceeds of approximately $23.0 million. Total net proceeds from the offering were approximately $20.8 million, net of underwriting discounts and offering expenses of approximately $2.2 million, including approximately $1.8 million paid to National Securities Corporation, a related party. The shares were sold under a Registration Statement (No. 333-221493) on Form S-3, filed with the Securities and Exchange Commission (“SEC”).

During the nine months ended September 30, 2018, we sold a total of 1,841,774 shares of common stock under the ATM for aggregate total gross proceeds of approximately $8.0 million at an average selling price of $4.33 per share, resulting in net proceeds of approximately $7.7 million after deducting commissions and other transactions costs.

Our major sources of cash have been proceeds from the private placement and public offering of equity securities. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalent balances at September 30, 2018, are sufficient to fund our anticipated operating cash requirements for approximately the next 15 to 18 months.

Cash Flows for the Nine Months Ended September 30, 2018 and 2017

Operating Activities

Net cash used in operating activities was $18.2 million for the nine months ended September 30, 2018, compared to $11.3 million for the nine months ended September 30, 2017. The increase in net cash used in operating activities was due primarily to increased expenditures associated with manufacturing and other product development activities for our product candidates.

Investing Activities

There were no investing activities for the nine months ended September 30, 2018. Net cash used in investing activities was $0.4 million for the nine months ended September 30, 2017 and related to the purchase of research and development licenses.

Financing Activities

Net cash provided by financing activities was $28.6 million for the nine months ended September 30, 2018. All the cash provided by financing activities related to net proceeds of $20.8 million from the issuance of common stock as part of our underwritten public offering in March 2018 and net proceeds of $7.7 million from the issuance of common stock as part of our ATM offerings in September 2018. There were no financing activities for the nine months ended September 30, 2017.

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

With respect to the quarter ended September 30, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2018 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Three of our current product candidates are in preclinical development, and, thus, have never been used in humans. Preclinical development is highly speculative and carries a high risk of failure. We can provide no assurances that preclinical toxicology and/or preclinical activity of our product candidates will support moving any of these product candidates into clinical development. If we are unsuccessful in our preclinical development efforts for any of these product candidates and they fail to reach clinical development, it would have a material adverse effect on our business and financial condition.

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

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates or any future product candidate for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. The regulatory authority may also require the label to contain warnings, contraindications, or precautions that limit the commercialization of that product. Any of these scenarios could compromise the commercial prospects for one or more of our product candidates or any future product candidate.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively the “ACA”, was enacted in 2010 and made significant changes to the United States’ healthcare system. The ACA and any revisions or replacements of that Act, any substitute legislation, and other changes in the law or regulatory framework could have a material adverse effect on our business.

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

The Trump Administration has also taken several regulatory steps to redirect ACA implementation. The Department of Health and Human Services (“HHS”) finalized a hospital payment reduction for drugs acquired through the 340B Drug Pricing Program and has proposed to expand this payment reduction to other hospital settings. HHS also has taken steps to increase the availability of cheaper health insurance options, typically with fewer benefits. The Administration has also signaled its intention to address drug prices and to increase competition, including by increasing the availability of biosimilars and generic drugs. As these are regulatory actions, a new administration could undo or modify these efforts.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state health-care fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, bribery, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation, as well as civil and criminal liability. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other civil and/or criminal sanctions.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, no consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the U.S. The patent situation outside the U.S. is even more uncertain. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and we may fail to seek or obtain patent protection in all major markets. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after a first filing, or in some cases not at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in patents or pending patent applications that we own or licensed, or that we or our licensors were the first to file for patent protection of such inventions. In the event that a third party has also filed a U.S. patent application relating to our product candidates or a similar invention, depending upon the priority dates claimed by the competing parties, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention in the U.S. The costs of these proceedings could be substantial and it is possible that our efforts to establish priority of invention would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. As a result, the issuance, scope, validity, enforceability and commercial value of our or any of our respective licensors’ patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the federal courts of the United States have taken an increasingly dim view of the patent eligibility of certain subject matter, such as naturally occurring nucleic acid sequences, amino acid sequences and certain methods of utilizing same, which include their detection in a biological sample and diagnostic conclusions arising from their detection. Such subject matter, which had long been a staple of the biotechnology and biopharmaceutical industry to protect their discoveries, is now considered, with few exceptions, ineligible in the first instance for protection under the patent laws of the United States. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in those licensed from a third-party.

In addition, U.S. patent laws may change, which could prevent or limit us from filing patent applications or patent claims to protect products and/or technologies or limit the exclusivity periods that are available to patent holders, as well as affect the validity, enforceability, or scope of issued patents. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include changes to transition from a “first-to-invent” system to a “first-to-file” system and to the way issued patents are challenged. The formation of the Patent Trial and Appeal Board now provides a quicker and less expensive process for challenging issued patents. The United States Patent Office recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first inventor-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Competitors may infringe our issued patents or other intellectual property. To counter infringement or unauthorized use, we may be required to file one or more actions for patent infringement, which can be expensive and time consuming. Any claims we assert against accused infringers could provoke these parties to assert counterclaims against us alleging invalidity of our or certain of our subsidiaries’ patents or that we infringe their patents; or provoke those parties to petition the PTO to institute inter partes review against the asserted patents, which may lead to a finding that all or some of the claims of the patent are invalid. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our pending patents at risk of being invalidated, rendered unenforceable, or interpreted narrowly. Because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Furthermore, adverse results on US patents may affect related patents in our global portfolio.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014, and have an accumulated deficit of $83.8 million as of September 30, 2018. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. We currently anticipate that our cash and cash equivalents balances at September 30, 2018 are sufficient to fund our anticipated operating cash requirements for approximately the next 15 to 18 months.

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

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 2, 2018.
31.2	Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 2, 2018.
32.1	Certification of Chief Executive Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 2, 2018.
32.2	Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 2, 2018.
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Checkpoint Therapeutics, Inc.
(Registrant)

Date: November 2, 2018	By: /s/ James F. Oliviero
James F. Oliviero
President and Chief Executive Officer
(Principal Executive Officer)

