Form 10-K
period 2018-12-31
Checkpoint Therapeutics, Inc.
filed 2019-03-18
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to                   .

Commission File Number 001-38128

CHECKPOINT THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-2568632
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Gansevoort Street, 9th Floor
New York, New York 10014	10014
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 652-4500

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of exchange on which registered)
Common Stock, par value $0.0001 per share	NASDAQ Capital Market

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒     No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes     ☒     No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

As of June 29, 2018, the last business day of the registrant’s mostly recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $58,374,725 based upon the closing sale price of our common stock of $2.98 on that date. Common stock held by each officer and director and by each person known to own in excess of 5% of outstanding shares of our common stock has been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status in not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of March 12, 2019
Class A Common Stock, $0.0001 par value	7,000,000
Common Stock, $0.0001 par value	28,856,662

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

OVERVIEW

We are a clinical-stage, immuno-oncology biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for patients with solid tumor cancers. We are currently evaluating our lead small-molecule, targeted anti-cancer agent, CK-101, in a Phase 1/2 clinical trial for the treatment of patients with EGFR mutation-positive non-small cell lung cancer (“NSCLC”). In addition, we are currently evaluating our lead antibody product candidate, CK-301, an anti-PD-L1 antibody licensed from the Dana-Farber Cancer Institute, in an ongoing Phase 1 clinical trial in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including ongoing cohorts intended to support one or more Biologics License Application (“BLA”) submissions.

We have also entered into various collaboration agreements with TG Therapeutics, Inc. (“TGTX”), a related party, to develop and commercialize certain assets in connection with our licenses in the field of hematological malignancies, while we retain the right to develop and commercialize these assets in solid tumors.

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2018, we have an accumulated deficit of $95.4 million.

We are a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress”).

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

PRODUCTS UNDER DEVELOPMENT

Targeted Anti-Cancer Agents

CK-101 (also known as RX518) EGFR Inhibitor Program

We are developing CK-101 as an oral, third-generation, irreversible kinase inhibitor against selective mutations of EGFR. Activating mutations in the tyrosine kinase domain of EGFR such as L858R and exon 19 deletion are found in approximately 20% of patients with advanced NSCLC. Compared to chemotherapy, first-generation EGFR inhibitors significantly improved overall response rate (“ORR”) and progression-free survival in previously untreated NSCLC patients carrying EGFR mutations. However, tumor progression could develop due to resistance mutations, often within months of treatment with first-generation EGFR inhibitors.

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

Third-generation EGFR inhibitors are designed to be highly selective against the EGFR T790M mutation while sparing wild-type EGFR, thereby improving tolerability and safety profiles. In November 2015, Tagrisso ® (osimertinib), a third-generation EGFR tyrosine kinase inhibitor ("TKI") developed by AstraZeneca that specifically targets the EGFR activating and T790M resistance mutations, received accelerated Food and Drug Administration (“FDA”) approval for the treatment of patients with metastatic EGFR T790M mutation-positive NSCLC who have progressed on or after EGFR TKI therapy. Tagrisso received full approval from the FDA in 2017 based on data from a randomized, Phase 3 trial, in which Tagrisso significantly improved progression-free survival (“PFS”) versus platinum-based doublet chemotherapy, providing 10.1 months of median PFS compared to 4.4 months from chemotherapy.

In addition, third-generation inhibitors may also be active against activating EGFR mutations seen in first-line NSCLC patients and have shown efficacy in monotherapy studies. In April 2018, Tagrisso received FDA approval for the first-line treatment of NSCLC patients with EGFR mutations based on data from a randomized, Phase 3 trial, in which Tagrisso significantly improved PFS versus first-generation EGFR inhibitors, providing 18.9 months of median PFS compared to 10.2 months.

We are developing CK-101 for the treatment of NSCLC patients carrying the susceptible EGFR mutations. These include EGFR L858R and exon 19 deletion mutations in first-line NSCLC patients as well as the EGFR T790M mutation in second-line NSCLC patients. We believe that CK-101 has the potential to be effective in these oncological indications as a monotherapy or in combination with other anti-tumor immune response potentiating compounds. Existing preclinical and clinical data from other programs support the potential combination of third-generation EGFR inhibitors with checkpoint inhibitors (anti-PD-1 or anti-PD-L1).

In March 2015, Fortress entered into an exclusive license agreement with NeuPharma, Inc. (“NeuPharma”), which agreement was assigned to us by Fortress on the same date, to develop and commercialize novel covalent third-generation EGFR inhibitors on a worldwide basis outside of certain Asian countries. In August 2016, the FDA accepted our IND application and we initiated a Phase 1/2 clinical study in September 2016. The study is evaluating the safety and tolerability of ascending doses of CK-101 in patients with advanced solid tumors to determine the maximum tolerated dose and the safety and efficacy of CK-101 in patients with EGFR mutation-positive NSCLC. In September 2018, we announced preliminary interim safety and efficacy data from our ongoing clinical trial of CK-101. The data were presented in an oral presentation at the International Association for the Study of Lung Cancer (“IASLC”) 19th World Conference on Lung Cancer in Toronto. Enrollment in the trial is ongoing to identify the optimal dose with a new softgel capsule formulation to maximize therapeutic effect, following which a Phase 3 trial is planned to initiate in 2019 in treatment-naïve EGFR mutation-positive NSCLC patients.

CK-103 BET Inhibitor Program

We are developing CK-103, a novel, selective and potent small molecule inhibitor of BET bromodomains. CK-103 binds to the first and second bromodomains (BD1, BD2) of the BET protein family, BRD2, BRD3, BRD4, and BRDT. A bromodomain is an amino acid protein domain that recognizes acetylated-lysine. The binding of the drug prevents interaction between BET proteins and both acetylated histones and transcription factors. Therefore, BET proteins, such as BRD4, are considered potential therapeutic targets in cancer, as they may play a pivotal role in regulating the transcription of key regulators of cancer cell growth and survival, including the c-Myc oncogene. BRD4 is often required for expression of c-Myc. Scientific literature has shown that small molecule inhibition of BET bromodomains may lead to selective killing of tumor cells across a broad range of hematologic malignancies and certain targeted solid tumors. We plan to develop CK-103 for the treatment of various advanced and metastatic solid tumor cancers, including, but not limited to, those associated with elevated c-Myc expression.

In May 2016, we entered into an exclusive license agreement with Jubilant Biosys Limited (“Jubilant”) to develop and commercialize novel compounds that inhibit BET bromodomains on a worldwide basis. Also in May 2016, we entered into a Sublicense Agreement with TGTX to develop and commercialize CK-103 in the field of hematological malignancies. We retain the right to develop and commercialize CK-103 in solid tumors. In 2018, we completed the required CMC, pharmacology and toxicology activities to support a potential IND application filing.

Anti-CAIX Research Program

Our anti-CAIX is a fully human preclinical antibody designed to recognize CAIX expressing cells and kill them via antibody-dependent cell-mediated cytotoxicity (“ADCC”) and complement-dependent cytotoxicity (“CDC”). Scientific literature indicates that CAIX is a well characterized tumor associated antigen with expression almost exclusively limited to the cells of renal cell carcinoma (“RCC”). More than 85% of RCC cases have been demonstrated to express high levels of CAIX expression. There is very limited expression of this antigen on healthy tissue which we believe will limit reactivity of this antibody against healthy tissues.

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

Immuno-Oncology Agents

CK-301 (Anti-PD-L1) Program

CK-301 is a fully-human monoclonal antibody of IgG1 subtype that directly binds to Programmed Death Ligand-1 (“PD-L1”) and blocks the PD-L1 interaction with the Programmed Death Receptor-1 (“PD-1”) and B7.1 receptors. PD-L1 is an immune-inhibitory checkpoint molecule expressed on epithelial and vascular endothelial cells, as well as by a number of immune cells, and is utilized by tumor cells as an immune escape mechanism. CK-301’s primary mechanism of action is based on the inhibition of the interaction between PD-L1 and its receptors PD-1 and B7.1, which removes the suppressive effects of PD-L1 on anti-tumor CD8+ T-cells to restore the cytotoxic T cell response.

Numerous preclinical and clinical studies of third-party products have demonstrated that antibodies that block the interaction of PD-1 with its ligands, PD-L1 and PD-L2, or those that block only the interaction of PD-L1 with PD-1 can augment anti-tumor T-cell responses and lead to complete and lasting tumor eradication in a certain proportion of patients. Confirmed ORR in the labels for the FDA approved PD-1 and PD-L1 blocking antibodies was cited in the 20-45% range based on clinical trials in patients with metastatic melanoma and NSCLC. Potent therapeutic anti-tumor responses due to blocking of PD-1/PD-L1 interaction has been demonstrated by these approved products in patients with various solid tumors including, but not limited to, NSCLC, melanoma, RCC, head and neck cancer, cutaneous squamous cell carcinoma (“cSCC”) and urothelial carcinoma.

We are developing CK-301 in solid tumor oncology indications where studies of other PD-1/PD-L1 antibodies have shown to be effective. We licensed the exclusive worldwide rights to certain anti-PD-L1 antibodies from Dana-Farber in March 2015. Also in March 2015, we entered into a Global Collaboration Agreement with TGTX, a related party, to develop and commercialize anti-PD-L1 antibodies in the field of hematological malignancies. We retain the right to develop and commercialize our anti-PD-L1 antibodies in solid tumors. We believe that CK-301 has the potential to be effective in many oncological indications as a monotherapy or in combination with other anti-tumor immune response potentiating compounds and targeted therapies.

We commenced a Phase 1 multi-center clinical study for CK-301 in October 2017. The study is evaluating the safety and tolerability of ascending doses of CK-301 in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers. Following completion of dose escalation in March 2018, multiple dose expansion cohorts were initiated. In January 2019, we announced the expansion of the ongoing study to enroll patients in three cohorts intended to support requests for accelerated approval and BLA submissions to the FDA. These cohorts include:

•	Microsatellite instability-high (“MSI-H”) endometrial cancer that has progressed following one or two prior anti-cancer therapies;

•	Microsatellite stable (“MSS”) endometrial cancer that has progressed following one or two prior anti-cancer therapies; and

•	MSI-H or mismatch repair deficient (“dMMR”) colorectal cancer that has progressed on or after, or been intolerant of, previous treatments, including a fluoropyrimidine- and oxaliplatin- and irinotecan-based chemotherapy.

The primary endpoint for each cohort is ORR, and secondary endpoints include duration of response, PFS, and overall survival. The ongoing trial is also enrolling cohorts of patients with NSCLC and cSCC.

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

COSTS AND TIME TO COMPLETE PRODUCT DEVELOPMENT

The information below provides estimates regarding the costs associated with the completion of the current development phase and our current estimated range of the time that will be necessary to complete that development phase for our key product candidates. For a description of the risk factors that could significantly affect our ability to meet these cost and time estimates, see Item 1A of this report.

Product Candidate	Target Indication(s)	Development Status	Estimated Completion of Phase	Estimated Cost to Complete Phase
CK-101	EGFR mutation-positive NSCLC	Phase 1	2019	$4 to $6 million
CK-301	MSI-H and MSS endometrial cancer; MSI-H/dMMR colorectal cancer	Phase 1	2020*	$8 to $10 million

*Completion of phase for this study indicates completion of portion of study, which, if successful, would support an accelerated approval application.

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

In March 2015, we licensed intellectual property related to certain antibodies from Dana-Farber. The intellectual property includes issued patents in a number of countries, including the United States and Europe, as well as pending patent applications in several countries elsewhere. The issued patents and pending patent applications relate generally to compositions and methods of treatment involving antibodies against CAIX, PD-L1 and GITR. Regarding CAIX antibodies, the in-licensed IP portfolio includes one granted US patent (U.S. Patent Nos. 8,466,263) and one pending US application (US Appl. No. 15/590,678). The ‘263 patent is directed to isolated human monoclonal antibodies and scFv antibodies that bind to CAIX (G250) protein, and compositions and kits comprising such antibodies. The term of the ‘263 patent runs to July 9, 2029. The ‘678 application is directed to methods of treating cancer with anti-CAIX antibodies. The ‘263 patent and any patent issuing from the ‘678 application may be entitled to any patent term restorations that might become available under the provisions of US patent laws, based on regulatory delays associated with obtaining marketing approval. The European counterpart is in force in Switzerland, Liechtenstein, Germany, France and the United Kingdom. A Canadian counterpart patent has also been issued. Both the European and Canadian counterpart patents, as well as any pending applications outside the United States, are scheduled to expire no sooner than December 2026. The PD-L1 segment of the portfolio includes a granted US patent (US Patent No. 9,828,434) directed to antibodies that bind to PD-L1 and a pending US application (U.S. Appl. No. 15/821.087) directed to methods of augmenting a patient’s immune response by administering an anti-PD-L1 antibody. The ‘434 patent is scheduled to expire October 4, 2033, not including any patent term restorations, which might become available under the provisions of US patent laws, based on regulatory delays associated with obtaining marketing approval. International counterpart applications are pending in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, South Korea, and Mexico. Any patents maturing from these pending applications will expire no sooner than October 2033. The GITR segment of the portfolio includes an International Application No. PCT/US2015/054010, filed in October 2015. National stage applications claiming priority to are PCT/US2015/054010 pending in the US (US Appl. No. 15/516,272), Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, South Korea, and Mexico. Any of these national stage applications that issue or grant as patents (including U.S. Application No. 15/516,272), would expire no earlier than October 2035.

In June 2016, we filed a US provisional application (US 62/356,105) directed to antibodies and functional fragments thereof that bind to human PD-L1, and methods of inhibiting tumor cell proliferation in patients using such antibodies or functional fragments. The provisional application was converted into a PCT application (PCT/US2017/039810) in June 2017, and a US non-provisional application (US Appl. No. 15/636,610) was filed at the same time. Additional national stage applications have since been filed in Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, Russia, Singapore, and Thailand. Any patents maturing from these pending applications will expire no sooner than June 2037.

In March 2015, Fortress in-licensed intellectual property from NeuPharma, assigned to us by Fortress on the same date, which is directed to technology involving small molecules that are inhibitors of EGFR and kinase mutants, including the compound CK-101. EGFR is a receptor tyrosine kinase of the ErbB family and is also known as “Her1” and “ErbB1.” The in-licensed patent estate includes two granted US patents and a granted European patent. US Patent No. 9,559,770 is directed to a generic formula of small molecules, as well as a specific claim directed to the compound, CK-101. The granted claims also cover pharmaceutically acceptable salts, pharmaceutical compositions, particular dosage forms and packaged goods. US Patent No. 9,849,139 is directed to methods of inhibiting EGFR or an EGFR mutant in a subject in need thereof, comprising administering a therapeutically effective amount of the compounds of the ‘770 patent, including the compound, CK-101. European Patent No. 3035936 specifically covers the compound, CK-101, and a broad range of related compounds, salts, pharmaceutical compositions, including various dosage forms of such pharmaceutical compositions and certain uses of such compounds or salts thereof in treating cancer, a disorder mediated by EGFR, or NSCLC, either alone or in combination with an additional anti-cancer and/or cytotoxic agent. The term of granted US and European patents runs to August 22, 2034, not including any patent term restorations in the US, which might become available under the provisions of US patent laws, based on regulatory delays associated with obtaining marketing approval. A continuation application remains pending before the US Patent and Trademark Office, and counterpart applications exist in selected jurisdictions around the world, including, but not limited to, Canada and Europe. Any patents maturing from these pending applications would be scheduled to expire no sooner than August 2034.

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

LICENSING AGREEMENTS AND COLLABORATIONS

Dana-Farber Cancer Institute, Inc.

In March 2015, we entered into a license agreement with Dana-Farber, which license was amended effective on October 5, 2015, April 12, 2016, and October 24, 2016, whereby we obtained an exclusive, worldwide license to Dana-Farber’s patents for a portfolio of fully human immuno-oncology targeted antibodies. The field of use license includes all prophylactic, therapeutic or diagnostic uses in humans or animals excluding use in chimeric antigen receptor technology. The Dana-Farber antibodies were generated in the laboratory of Dr. Wayne Marasco, MD, PhD, a Professor in the Department of Cancer Immunology and AIDS at Dana-Farber. Under the terms of the agreement, we paid Dana-Farber an up-front licensing fee of $1.0 million and granted Dana-Farber five percent of our common stock on a fully-diluted basis, equal to 500,000 shares valued at $32,500. The agreement included an anti-dilution clause that maintained Dana-Farber’s ownership at 5% until such time that we raised $10 million in cash in exchange for common shares. Pursuant to this provision, on September 30, 2015, we granted to Dana-Farber an additional 136,830 shares of common stock valued at approximately $0.6 million and the anti-dilution clause thereafter expired. Dana-Farber is eligible to receive payments of up to an aggregate of approximately $21.5 million for each licensed product upon our successful achievement of certain clinical development, regulatory and first commercial sale milestones. In addition, Dana-Farber is eligible to receive up to an aggregate of $60.0 million upon our successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales. Following the second anniversary of the effective date of the agreement, Dana-Farber receives an annual license maintenance fee, which is creditable against milestone payments or royalties due Dana-Farber. The portfolio of antibodies licensed from Dana-Farber include antibodies targeting PD-L1, GITR and CAIX. The license will terminate on a country-by-country and product-by-product basis until the royalty term in such country with respect to such product expires, at which time this Agreement shall expire in its entirety with respect to such Licensed Product in such country. The royalty term, on a product-by-product and country-by-country basis, is the later of (i) ten years after first commercial sale of a given product in such country, or (ii) the expiration of the last-to-expire Dana-Farber patent containing a valid claim to the product in such country. To date, we have incurred $2.2 million of upfront licensing and milestone payments under this license agreement.

In connection with the license agreement with Dana-Farber, we entered into a Global Collaboration Agreement with TGTX, a related party, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. We retain the right to develop and commercialize these antibodies in solid tumors. Under the terms of the Global Collaboration Agreement, TGTX paid us $0.5 million, representing an upfront licensing fee, and we are eligible to receive substantive potential milestone payments up to an aggregate of approximately $21.5 million for each product upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, we are eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered high single digit percentage of net sales. Following the second anniversary of the effective date of the agreement, we receive an annual license maintenance fee, which is creditable against milestone payments or royalties due to us. TGTX also pays us for our out-of-pocket costs of material used by TGTX for its development activities. The Global Collaboration Agreement will terminate on a product-by-product and country-by-country basis upon the expiration of the last licensed patent right, unless the agreement is earlier terminated. For the years ended December 31, 2018 and 2017, we recognized approximately $3.0 million and $0.1 million respectively, in revenue from our collaboration agreement with TGTX in the Statements of Operations.

Adimab, LLC

In October 2015, Fortress entered into a collaboration agreement with Adimab to discover and optimize antibodies using their proprietary core technology platform. Under this agreement, Adimab optimized CK-301, our anti-PD-L1 antibody which we originally licensed from Dana-Farber. In January 2019, Fortress transferred the rights to the optimized antibody to us, and we entered into a collaboration agreement directly with Adimab on the same day. Under the terms of the agreement, Adimab is eligible to receive payments up to an aggregate of approximately $7.1 million upon our successful achievement of certain clinical development and regulatory milestones, of which $4.8 million are due upon various filings for regulatory approvals to commercialize the product. In addition, Adimab is eligible to receive royalty payments based on a tiered low single digit percentage of net sales. The license will terminate on a country-by-country and product-by-product basis until the royalty term in such country with respect to such product expires, at which time this agreement shall expire in its entirety with respect to such licensed product in such country. The royalty term, on a product-by-product and country-by-country basis, begins on the first commercial sale of a product in a country and ends on the later of (a) expiry of the last-to-expire licensor patent containing a valid claim to the compound in such country; or (b) twelve years after the first commercial sale of such licensed product in such country. To date, we have not incurred any costs under our collaboration agreement with Adimab. We previously incurred $1.3 million in option and milestone payments under Fortress’ collaboration agreement with Adimab.

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

In connection with the license agreement with NeuPharma, in March 2015, Fortress entered into an Option Agreement with TGTX, a related party, which was assigned to us on the same date, granting TGTX the right, but not the obligation to enter into a global collaboration to develop and commercialize NeuPharma’s patents to a library of EGFR inhibitors in the field of hematological malignancies. We would retain the right to develop and commercialize the EGFR inhibitors in solid tumors. Under the terms of the Option Agreement, TGTX paid us $25,000, representing consideration for granting the option. The Option Agreement expired on December 31, 2018.

Also in connection with the license agreement with NeuPharma, we entered into a Sponsored Research Agreement with NeuPharma for certain research and development activities. Effective January 11, 2016, TGTX agreed to assume all costs associated with this Sponsored Research Agreement and paid us for all amounts we paid NeuPharma previously. This assumption of costs by TGTX survives any termination or expiration of the option agreement. For the years ended December 31, 2018 and 2017, we recognized approximately $35,000 and $0.6 million, respectively, in revenue related to the Sponsored Research Agreement in the Statements of Operations.

Teva Pharmaceutical Industries Ltd. (through its subsidiary, Cephalon, Inc.)

In December 2015, Fortress entered into a license agreement with Teva Pharmaceutical Industries Ltd. through its subsidiary, Cephalon, Inc. (“Cephalon”), which agreement was assigned to us by Fortress on the same date, whereby we obtained an exclusive, worldwide license to Cephalon’s patents relating to CEP-8983 and its small molecule prodrug, CEP-9722, a PARP inhibitor, which we refer to as CK-102. Under the terms of the agreement, we paid Cephalon an up-front licensing fee of $0.5 million. In August 2018, the Company gave notice to Cephalon of its intention to terminate the license agreement, which became effective in February 2019. To date, we have incurred $0.5 million of upfront licensing and milestone payments under the license agreement.

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

In connection with the license agreement with Jubilant, we entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while we retain the right to develop and commercialize these compounds in the field of solid tumors. Under the terms of the sublicense agreement, TGTX paid us $1.0 million, representing an upfront licensing fee, and we are eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.2 million upon TGTX’s successful achievement of preclinical, clinical development, and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, we are eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of three sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays us for 50% of IND enabling costs and patent expenses. For the years ended December 31, 2018 and 2017, we recognized approximately $0.4 million and $1.0 million, respectively, in revenue related to the sublicense agreement in the Statements of Operations.

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

In the targeted anti-cancer agent area, there are several companies with marketing approvals or in development with EGFR inhibitors that are targeting mutations similar to our programs. There are also a number of early stage programs developing BET inhibitors which could overlap with our upcoming programs.

In the EGFR inhibitor space, Tarceva®, Iressa®, Gilotrif®, Tagrisso ® and Vizimpro® are currently approved drugs for the treatment of first-line EGFR-mutant NSCLC. AstraZeneca’s Tagrisso ® is also approved by the FDA for the treatment of patients with metastatic EGFR T790M mutation-positive NSCLC who have progressed on or after EGFR tyrosine kinase inhibitor therapy. In addition, we are aware of a number of products in development targeting cancer-causing mutant forms of EGFR for the treatment of NSCLC patients, including, Novartis’ EGF816, Janssen’s lazertinib and Acea Bio (Hangzhou)’s avitinib.

In the BET inhibitor space, there are a number of companies which have advanced to early stage clinical trials, including Merck & Co’s MK-8628, Roche’s TEN-010, Constellation Pharmaceuticals’ CPI-0610, Bristol-Myers Squibb’s BMS-986158, GlaxoSmithKline’s GSK525762, Abbvie’s ABBV-075, Incyte’s INCB54329, Forma Therapeutics’ FT-1101 and Gilead Sciences’ GS-5829.

In the Immuno-Oncology area, almost every major pharmaceutical company has a PD-1 and/or PD-L1 antibody in clinical development or on the market, including, without limitation, Merck & Co. (approved drug PD-1 with the brand name Keytruda ®), Bristol-Myers Squibb (approved PD-1 with the brand name Opdivo ®), Roche (approved PD-L1 with the brand name Tecentriq ®), AstraZeneca (approved PD-L1 with the brand name Imfinzi ®), Pfizer/Merck KGA (approved PD-L1 with the brand name Bavencio ®) and Regeneron (approved PD-1 with the brand name Libtayo ®). We are aware of several anti-GITR antibody development programs in preclinical or early clinical studies, including, without limitation, by Merck & Co., Leap Therapeutics, Inc. and Astellas Pharma Inc., and an anti-CAIX antibody in clinical studies by Telix Pharmaceuticals.

Additional information can be found under Item 1A - Risk Factors - Risks Related to Our Business and Industry.

EMPLOYEES

As of December 31, 2018, we had seven full and part-time employees. None of our employees are represented by a labor union and we consider our employee relations to be good.

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

Sponsors of drugs designated as fast track also may seek approval under the FDA’s accelerated approval regulations. Under this authority, the FDA may grant marketing approval for a new drug product on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely, based on epidemiologic, therapeutic, pathophysiologic, or other evidence, to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. Approval will be subject to the requirement that the applicant study the drug further to verify and describe its clinical benefit where there is uncertainty as to the relation of the surrogate endpoint to clinical benefit or uncertainty as to the relation of the observed clinical benefit to ultimate outcome.  Post-marketing studies are usually underway at the time an applicant files the NDA. When required to be conducted, such post-marketing studies must also be adequate and well-controlled. The applicant must carry out any such post-marketing studies with due diligence. Many companies who have been granted the right to utilize an accelerated approval approach have failed to obtain approval. Moreover, negative or inconclusive results from the clinical trials we may conduct or adverse medical events could cause us to have to repeat or terminate the clinical trials. Accordingly, we may not be able to complete the clinical trials within an acceptable time frame, if at all, and, therefore, could not submit the NDA to the FDA or foreign regulatory authorities for marketing approval.

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

Before receiving FDA approval to market a product, we must demonstrate that the product is safe and effective for its intended use by submitting to the FDA a NDA or BLA containing the pre-clinical and clinical data that have been accumulated, together with chemistry and manufacturing and controls specifications and information, and proposed labeling, among other things. The FDA may refuse to accept a NDA or BLA for filing if certain content criteria are not met and, even after accepting a NDA or BLA, the FDA may often require additional information, including clinical data, before approval of marketing a product.

It is also becoming more common for the FDA to request a Risk Evaluation and Mitigation Strategy, or REMS, as part of a NDA or BLA. The REMS plan contains post-market obligations of the sponsor to train prescribing physicians, monitor off-label drug use, and conduct sufficient Phase 4 follow-up studies and registries to ensure the continued safe use of the drug.

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

If the FDA grants approval, the approval will be limited to those conditions and patient populations for which the product is safe and effective, as demonstrated through clinical studies. Further, a product may be marketed only in those dosage forms and for those indications approved in the NDA or BLA. Certain changes to an approved NDA or BLA, including, with certain exceptions, any significant changes to labeling, require approval of a supplemental application before the drug may be marketed as changed. Any products that we manufacture or distribute pursuant to FDA approvals are subject to continuing monitoring and regulation by the FDA, including compliance with cGMP and the reporting of adverse experiences with the drugs. The nature of marketing claims that the FDA will permit us to make in the labeling and advertising of our products will generally be limited to those specified in FDA approved labeling, and the advertising of our products will be subject to comprehensive monitoring and regulation by the FDA. Drugs whose review was accelerated may carry additional restrictions on marketing activities, including the requirement that all promotional materials are pre-submitted to the FDA. Claims exceeding those contained in approved labeling will constitute a violation of the FDCA. Violations of the FDCA or regulatory requirements at any time during the product development process, approval process, or marketing and sale following approval may result in agency enforcement actions, including withdrawal of approval, recall, seizure of products, warning letters, injunctions, fines and/or civil or criminal penalties. Any agency enforcement action could have a material adverse effect on our business.

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

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors, including government health administrative authorities, managed care providers, private health insurers and other organizations. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Adequate third-party reimbursement may not be available for our products to enable us to realize an appropriate return on our investment in research and product development. We are unable to predict the future course of federal or state healthcare legislation and regulations, including regulations that will be issued to implement provisions of the healthcare reform legislation enacted in 2010, known as the Affordable Care Act. The Affordable Care Act and further changes in the law or regulatory framework could have a material adverse effect on our business.

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

Three of our five current product candidates are in preclinical development, and, thus, have never been used in humans. Preclinical development is highly speculative and carries a high risk of failure. We can provide no assurances that preclinical toxicology and/or preclinical activity of our product candidates will support moving any of these product candidates into clinical development. If we are unsuccessful in our preclinical development efforts for any of these product candidates and they fail to reach clinical development, it would have a material adverse effect on our business and financial condition.

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

Although we are planning for certain clinical trials relating to our product candidates, there can be no assurance that the FDA, or comparable foreign regulatory authority, will accept our proposed trial designs. We may experience delays in our clinical trials and we do not know whether current or planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	obtaining regulatory approval to commence a trial;

•	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining institutional review board, or IRB, or ethics committee, as applicable, approval at each site;

•	recruiting suitable and sufficient number of patients to participate in a trial;

•	clinical sites deviating from trial protocol or dropping out of a trial;

•	having patients complete a trial or return for post-treatment follow-up;

•	developing and validating companion diagnostics on a timely basis, if required;

•	obtaining resolution for any clinical holds that arise;

•	adding new clinical trial sites; or

•	manufacturing sufficient quantities of product candidate for use in clinical trials.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or ethics committees of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the European Medicines Agency (“EMA”) and similar regulatory authorities outside the United States. Failure to obtain marketing approval for one or more of our product candidates or any future product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations and other third-party vendors to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. One or more of our product candidates or any future product candidate may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. If any of our product candidates or any future product candidate receives marketing approval, the accompanying label may limit the approved use of our drug by severity of disease, patient group, or include contraindications, interactions, or warnings, which could limit sales of the product.

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

The FDA, or other regulatory authority, may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA and other applicable regulatory authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other applicable regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for only their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

The FDA’s policies, or the policies of other applicable regulatory authorities, may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the “ACA,” was enacted in 2010 and made significant changes to the United States’ healthcare system. The ACA and any revisions or replacements of that Act, any substitute legislation, and other changes in the law or regulatory framework could have a material adverse effect on our business.

Among the provisions of the ACA of importance to our potential product candidates are:

•	an annual, nondeductible fee on any entity that manufactures, or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 138% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the 340B Drug Pricing Program;

•	the new requirements under the federal Open Payments program and its implementing regulations;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;

•	a new regulatory pathway for the approval of biosimilar biological products, all of which will impact existing government healthcare programs and will result in the development of new programs; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law. However, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. In March 2017, following the passage of the budget resolution for fiscal year 2017, the United States House of Representatives passed legislation known as the American Health Care Act of 2017, which, if enacted, would amend or repeal significant portions of the ACA. Attempts in the Senate in 2017 to pass ACA repeal legislation, including the Better Care Reconciliation Act of 2017, so far have been unsuccessful. At the end of 2017, Congress passed the Tax Cuts and Jobs Act, which repealed the penalty for individuals who fail to maintain minimum essential health coverage as required by the ACA. Following this legislation, Texas and 19 other states filed a lawsuit alleging that the ACA is unconstitutional as the individual mandate was repealed, undermining the legal basis for the Supreme Court’s prior decision. On December 14, Texas federal district court judge Reed O’Connor issued a ruling declaring that the ACA in it is entirety is unconstitutional. While this decision has no immediate legal effect on the ACA and its provisions, this lawsuit is ongoing and the outcome through the appeals process may have a significant impact on our business.

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

The Trump Administration has also taken several regulatory steps to redirect ACA implementation. The Department of Health and Human Services (“HHS”) finalized Medicare fee-for-service hospital payment reductions for Part B drugs acquired through the 340B Drug Pricing Program, which has been overturned by the courts. HHS also has signaled its intent to pursue reimbursement policy changes for Medicare Part B drugs as a whole that likely would reduce hospital and physician reimbursement for these drugs.

HHS has made numerous other proposals aimed at lowering drug prices for Medicare beneficiaries and increasing price transparency. These proposals include giving Medicare Advantage and Part D plans flexibility in the availability of drugs in “protected classes,” more transparency in the cost of drugs, including the beneficiary’s financial liability, and less costly alternatives and permitting the use of step therapy as a means of prior authorization. HHS has also proposed requiring pharmaceutical manufacturers disclose the prices of certain drugs in direct-to-consumer television advertisements.

HHS also has taken steps to increase the availability of cheaper health insurance options, typically with fewer benefits and less generous coverage. The Administration has also signaled its intention to address drug prices and to increase competition, including by increasing the availability of biosimilars and generic drugs. As these are regulatory actions, a new administration could undo or modify these efforts.

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

We do not have any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates if they receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or any future product candidate or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit a NDA or BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with cGMP regulations for manufacture of our product candidates. Third-party manufacturers may not be able to comply with the cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

One or more of the product candidates that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance or the manufacture of drug product. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. We may incur added costs and delays in identifying and qualifying any replacement manufacturers. The U.S. DEA restricts the importation of a controlled substance finished drug product when the same substance is commercially available in the United States, which could reduce the number of potential alternative manufacturers for one or more of our product candidates.

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

Because we have in-licensed the rights to all of our product candidates from third parties, if there are any disputes between us and any of our licensors regarding our rights under our license agreements, our ability to develop and commercialize these product candidates may be adversely affected. Any uncured, material breach under any of our license agreements could result in our loss of exclusive rights to one or more of our product candidates and may lead to a complete termination of our related product development efforts.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third-party claims that we infringe their patents or misappropriated their technology, we could face a number of issues, including:

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

We are currently a party to license agreements with Dana-Farber, Adimab, NeuPharma and Jubilant. In the future, we may become party to additional licenses that are important for product development and commercialization. If we fail to comply with our obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product or utilize any technology that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially and adversely affect the value of a product candidate being developed under any such agreement or could restrict our drug discovery activities. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014, and have an accumulated deficit of $95.4 million as of December 31, 2018. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. We currently anticipate that our cash and cash equivalents balances at December 31, 2018 are sufficient to fund our anticipated operating cash requirements for approximately the next 12 to 15 months.

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

Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing, design and conduct of, and results from, preclinical and clinical trials for our product candidates;

•	the potential for delays in our efforts to seek regulatory approval for our product candidates, and any costs associated with such delays;

•	the costs of establishing a commercial organization to sell, market and distribute our product candidates;

•	the rate of progress and costs of our efforts to prepare for the submission of an NDA or BLA for any of our product candidates or any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;

•	the cost and timing of securing sufficient supplies of our product candidates from our contract manufacturers for clinical trials and in preparation for commercialization;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish;

•	if one or more of our product candidates are approved, the potential that we may be required to file a lawsuit to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of one or more of our product candidates; and

•	the success of the commercialization of one or more of our product candidates.

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

We are an “emerging growth company” and a "smaller reporting company," and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company” as that term is used in the JOBS Act, and may remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering of our common stock, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our outstanding common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Annual Report on Form 10-K;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	disclosure obligations regarding executive compensation; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will adopt the new or revised standard. This may make comparison of our financial statements with another public company which has opted into using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

We are also a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting common shares held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and our voting and non-voting common shares held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements of Section 404, and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

We have elected to take advantage of certain of the reduced reporting obligations. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile.

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

The market price and trading volume of our common stock has been highly volatile and is likely to continue to be highly volatile and may fluctuate substantially due to many factors, including:

•	announcements relating to the clinical development of our product candidates;

•	announcements concerning the progress of our efforts to obtain regulatory approval for and commercialize our product candidates or any future product candidate, including any requests we receive from the FDA, or comparable regulatory authorities outside the United States, for additional studies or data that result in delays or additional costs in obtaining regulatory approval or launching these product candidates, if approved;

•	the depth and liquidity of the market for our common stock;

•	investor perceptions about us and our business;

•	market conditions in the pharmaceutical and biotechnology sectors or the economy as a whole;

•	price and volume fluctuations in the overall stock market;

•	the failure of one or more of our product candidates or any future product candidate, if approved, to achieve commercial success;

•	announcements of the introduction of new products by us or our competitors;

•	developments concerning product development results or intellectual property rights of others;

•	litigation or public concern about the safety of our potential products;

•	actual fluctuations in our quarterly operating results, and concerns by investors that such fluctuations may occur in the future;

•	deviations in our operating results from the estimates of securities analysts or other analyst comments;

•	additions or departures of key personnel;

•	health care reform legislation, including measures directed at controlling the pricing of pharmaceutical products, and third-party coverage and reimbursement policies;

•	developments concerning current or future strategic collaborations; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

The Chairman of our Board of Directors is also the Executive Chairman, President and Chief Executive Officer of TG Therapeutics, Inc. (“TGTX”), with whom we have a collaboration agreement and a sublicense agreement, and as a result during the term of these agreements certain conflicts of interest may arise which will require the attention of our officers and independent directors who are unaffiliated with TGTX.

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

Holders

As of March 12, 2019, there were approximately 75 holders of record for our common stock and 1 holder of record for our Class A common stock. The number of beneficial holders of our common stock does not reflect shareholders who hold shares in street name through brokerage accounts or other nominees.

Dividends

We have never paid cash dividends on any of our capital stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Subject to adjustment as provided in the 2015 Plan, the total aggregate number of shares of our common stock reserved and available for issuance pursuant to awards granted under the 2015 Plan is 5,000,000, of which 2,345,457 shares remain available for future issuance as of December 31, 2018.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of the Results of Operations

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

Overview

We are a clinical-stage, immuno-oncology biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for patients with solid tumor cancers. We are currently evaluating our lead small-molecule, targeted anti-cancer agent, CK-101, in a Phase 1/2 clinical trial for the treatment of patients with EGFR mutation-positive NSCLC. In addition, we are currently evaluating our lead antibody product candidate, CK-301, an anti-PD-L1 antibody licensed from the Dana-Farber Cancer Institute, in an ongoing Phase 1 clinical trial in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including ongoing cohorts intended to support one or more BLA submissions.

We have also entered into various collaboration agreements with TGTX, a related party, to develop and commercialize certain assets in connection with our licenses in the field of hematological malignancies, while we retain the right to develop and commercialize these assets in solid tumors.

In September 2018, we announced preliminary interim safety and efficacy data from our ongoing Phase 1/2 clinical trial of CK-101. The data were presented in an oral presentation at the IASLC 19th World Conference on Lung Cancer in Toronto. Enrollment in the trial is ongoing to identify the optimal dose with a new softgel capsule formulation to maximize therapeutic effect, following which a Phase 3 trial is planned to initiate in 2019 in treatment-naïve EGFR mutation-positive NSCLC patients.

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2018, we have an accumulated deficit of $95.4 million.

We are a majority-controlled subsidiary of Fortress.

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

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

Revenue

For the year ended December 31, 2018, revenue was approximately $3.5 million compared to approximately $1.7 million for the year ended December 31, 2017, an increase of approximately $1.8 million. Revenue for the current period primarily consisted of 3.0 million from TGTX for the purchase of clinical material of CK-301 in connection with the collaboration agreement and $0.4 million from TGTX related to the sublicense agreement for CK-103. Revenue for the year ended December 31, 2017 primarily consisted of $1.0 million from TGTX related to the sublicense agreement for CK-103, including $0.2 million due upon the successful completion of toxicology studies, and approximately $0.6 million from TGTX in connection with the Sponsored Research Agreement with NeuPharma. A small portion of revenue was also generated in connection with the collaboration agreement with TGTX.

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

For the year ended December 31, 2018, research and development expenses were approximately $33.7 million, compared to approximately $19.1 million for the year ended December 31, 2017, an increase of $14.6 million. The current period research and development expenses primarily consisted of $23.2 million related to manufacturing costs of our product candidates, $0.7 million related to preclinical development activities for our product candidates, $5.6 million related to clinical costs for our product candidates, $1.0 million related to a non-refundable milestone payment upon the twelfth patient dosed in a Phase 1 clinical study of CK-301, $1.7 million related to the non-cash annual equity fee in connection with the Founders’ Agreement, and $0.1 million related to stock compensation expense. The year ended December 31, 2017 research and development expenses primarily consisted of $7.3 million related to manufacturing costs of our product candidates, $2.0 million related to preclinical and product development activities for our product candidates, $3.4 million related to clinical costs for our product candidates, $2.3 million related to the non-cash annual equity fee in connection with the Founders’ Agreement, $1.2 million related to stock compensation expense, $0.7 million for salary expenses due to the hiring of research and development employees, and $0.4 million milestone payment to Jubilant upon the successful completion of toxicology studies under the terms of the license agreement with Jubilant.

We expect our research and development activities to decrease in 2019 due to lower manufacturing costs of CK-301 due to sufficient clinical supply from batches produced in 2018. This decrease will be partially offset by higher costs associated with non-clinical and clinical activities for our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities, and facilities-related expenses.

For the year ended December 31, 2018, general and administrative expenses were approximately $6.6 million, compared to approximately $5.4 million for the year ended December 31, 2017, an increase of $1.2 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $1.9 million, $0.8 million related to our issuance of shares to Fortress in connection with our March and September 2018 common stock offerings pursuant to the Founders Agreement, $1.1 million related to salary expenses, $0.8 million related to legal and accounting fees and $0.6 million related to investor relation fees. The prior year general and administrative expenses primarily consisted of stock compensation expense of $1.9 million, $1.2 million related to legal and accounting fees, $0.9 million related to salary expenses, and $0.4 million related to consulting and outside services expenses.

We anticipate general and administrative expenses in 2019 to remain relatively consistent as compared to 2018.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2018, we had an accumulated deficit of $95.4 million.

In March 2018, we completed an underwritten public offering, in which we sold 5,290,000 shares of our common stock at a price of $4.35 per share for gross proceeds of approximately $23.0 million. Total net proceeds from the offering were approximately $20.8 million, net of underwriting discounts and offering expenses of approximately $2.2 million, including approximately $1.8 million paid to National Securities Corporation, a related party at the time of the offering. The shares were sold under a Registration Statement (No. 333-221493) on Form S-3, filed with the Securities and Exchange Commission (“SEC”).

During the year ended December 31, 2018, we sold a total of 1,841,774 shares of common stock under an At-the-Market Issuance Sales Agreement ("ATM") for aggregate total gross proceeds of approximately $8.0 million at an average selling price of $4.33 per share, resulting in net proceeds of approximately $7.7 million after deducting commissions and other transactions costs.

Our major sources of cash have been proceeds from the sale of equity securities. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalents balances at December 31, 2018, are sufficient to fund our anticipated operating cash requirements for at least one year from the date of this Annual Report on Form 10-K.

We will be required to expend significant funds in order to advance the development of our product candidates.  Our estimate as to how long we expect our existing cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Accordingly, we will be required to obtain further funding through equity offerings, debt financings, collaborations and licensing arrangements or other sources. Further financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy and we may be forced to curtail or cease operations.

Cash Flows for the Years Ended December 31, 2018 and 2017

Operating Activities

Net cash used in operating activities was $25.8 million for the year ended December 31, 2018, compared to $15.5 million for the year ended December 31, 2017. The increase in net cash used in operating activities was due primarily to increased expenditures associated with manufacturing and other product development activities for our product candidates.

Investing Activities

There were no investing activities for the year ended December 31, 2018. Net cash used in investing activities was $0.4 million for the year ended December 31, 2017 and related to the purchase of research and development licenses.

Financing Activities

Net cash provided by financing activities was $28.6 million for the year ended December 31, 2018. All the cash provided by financing activities related to net proceeds of $20.8 million from the issuance of common stock as part of our underwritten public offering in March 2018 and net proceeds of $7.7 million from the issuance of common stock as part of our ATM offerings in September 2018. There were no financing activities for the year ended December 31, 2017.

Recently Issued Accounting Standards

See Note 2 to our Financial Statements

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

Market risk represents the risk of loss that may result from the change in value of financial instruments due to fluctuations in their market price. Market risk is inherent in all financial instruments. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. The primary quantifiable market risk associated with our financial instruments is sensitivity to changes in interest rates. Interest rate risk represents the potential loss from adverse changes in market interest rates. The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. As of December 31, 2018, our portfolio of financial instruments consists of cash equivalents, including money market funds. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

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

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2018, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on these criteria.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements.

The following financial statements are filed as part of this report:

(b)	Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Checkpoint Therapeutics, Inc., filed as Exhibit 3.1 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Checkpoint Therapeutics, Inc., filed as Exhibit 3.2 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
3.2.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Checkpoint Therapeutics, Inc., filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 7, 2018 (File No. 001-38128) and incorporated herein by reference.
3.3	Bylaws of Checkpoint Therapeutics, Inc., filed as Exhibit 3.3 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
4.1	Specimen certificate evidencing shares of common stock, filed as Exhibit 4.1 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
4.2	Form of warrant agreement, filed as Exhibit 4.2 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
10.1	Founders Agreement between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated March 17, 2015, filed as Exhibit 10.1 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
10.2	Amended and Restated Founders Agreement between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated July 11, 2016 and effective as of March 17, 2015, filed as Exhibit 10.2 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
10.2.1	Amendment 1 to Amended and Restated Founders Agreement between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc., dated October 5, 2017 filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 3, 2017 (File No. 000-55506) and incorporated herein by reference.
10.3	Management Services Agreement between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated March 17, 2015, filed as Exhibit 10.3 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
10.4	Promissory Note to NSC Biotech Venture Fund I, LLC dated February 27, 2015, filed as Exhibit 10.4 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
10.5	Common Stock Warrant issued by Checkpoint Therapeutics, Inc. to NSC Biotech Venture Fund I, LLC dated July 30, 2015, filed as Exhibit 10.5 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
10.6	License Agreement by and between Checkpoint Therapeutics, Inc. and Dana-Farber Cancer Institute, Inc. dated March 2, 2015, filed as Exhibit 10.6 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. *
10.7	Amendment 1 to License Agreement by and between Checkpoint Therapeutics, Inc. and Dana-Farber Cancer Institute dated October 5, 2015, filed as Exhibit 10.7 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. *
10.8	Amendment 2 to License Agreement by and between Checkpoint Therapeutics, Inc. and Dana-Farber Cancer Institute dated April 12, 2016, filed as Exhibit 10.8 to Annual Report on Form 10-K filed on March 17, 2017 (File No. 000-55506) and incorporated herein by reference.
10.9	Amendment 3 to License Agreement by and between Checkpoint Therapeutics, Inc. and Dana-Farber Cancer Institute dated October 24, 2016, filed as Exhibit 10.9 to Annual Report on Form 10-K filed on March 17, 2017 (File No. 000-55506) and incorporated herein by reference.

10.10	License Agreement by and between NeuPharma Inc. and Coronado Biosciences, Inc. (Fortress' predecessor) dated March 17, 2015 (assigned to Checkpoint Therapeutics, Inc. under the Assignment and Assumption Agreement by and between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated March 17, 2015), filed as Exhibit 10.8 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. *
10.11	Amendment 1 to License Agreement by and between NeuPharma Inc. and Checkpoint Therapeutics, Inc. dated February 21, 2017, filed as Exhibit 10.11 to Annual Report on Form 10-K filed on March 17, 2017 (File No. 000-55506) and incorporated herein by reference.
10.12	Collaboration Agreement by and between Checkpoint Therapeutics, Inc. and TG Therapeutics, Inc. dated March 3, 2015, filed as Exhibit 10.9 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. *
10.13	Checkpoint Therapeutics, Inc. Amended and Restated 2015 Incentive Plan, filed as Exhibit 10.10 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. #
10.13.1	Checkpoint Therapeutics, Inc. Amended and Restated 2015 Incentive Plan, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 9, 2017 (File No. 000-55506) and incorporated herein by reference. #
10.14	Executive Employment Agreement by and between James F. Oliviero III and Checkpoint Therapeutics, Inc. dated October 13, 2015, filed as Exhibit 10.11 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. #
10.15	Amendment to Executive Employment Agreement by and between James F. Oliviero III and Checkpoint Therapeutics, Inc. dated September 27, 2016, filed as Exhibit 10.1 to Form 8-K filed on October 3, 2016 (File No. 000-55506) and incorporated herein by reference. #
10.16	Amendment No. 2, dated December 15, 2016, to the Executive Employment Agreement dated October 13, 2015, by and between Checkpoint Therapeutics, Inc. and James F. Oliviero III, filed as Exhibit 10.16 to Annual Report on Form 10-K filed on March 17, 2017 (File No. 000-55506) and incorporated herein by reference. #
10.16.1	Amendment No. 3, dated January 30, 2018, to the Executive Employment Agreement dated October 13, 2015, by and between Checkpoint Therapeutics, Inc. and James F. Oliviero III, filed as Exhibit 10.21 to Annual Report on Form 10-K filed on March 16, 2018 (File No. 001-38128) and incorporated herein by reference. #
10.17	License Agreement by and between Cephalon, Inc. and Fortress Biotech, Inc. dated December 18, 2015 (assigned to Checkpoint Therapeutics, Inc. under the Assignment and Assumption Agreement by and between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated December 18, 2015), filed as Exhibit 10.12 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. *
10.18	Non-Employee Directors Compensation Plan, filed as Exhibit 10.13 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. #
10.18.1	Amended and Restated Non-Employee Directors Compensation Plan, filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed on August 9, 2017 (File No. 000-55506) and incorporated herein by reference. #
10.19	Board Advisory Services Agreement by and between Caribe BioAdvisors, LLC and Checkpoint Therapeutics, Inc. dated January 1, 2017, filed as Exhibit 10.19 to Annual Report on Form 10-K filed on March 17, 2017 (File No. 000-55506) and incorporated herein by reference. #
10.20	Option Agreement by and between Fortress Biotech, Inc. and TG Therapeutics, Inc., dated March 17, 2015 (assigned to Checkpoint Therapeutics, Inc. under the Assignment and Assumption Agreement by and between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated March 17, 2015); extended as of September 11, 2015; extended as of December 15, 2015; extended as of January 11, 2016; extended as of July 8, 2016, filed as Exhibit 10.14 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. *
10.21	Extension dated December 30, 2016, to Option Agreement by and between Fortress Biotech, Inc. and TG Therapeutics, Inc., dated March 17, 2015 (assigned to Checkpoint Therapeutics, Inc. under the Assignment and Assumption Agreement by and between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated March 17, 2015), filed as Exhibit 10.21 to Annual Report on Form 10-K filed on March 17, 2017 (File No. 000-55506) and incorporated herein by reference.
10.21.1	Extension dated December 29, 2017, to Option Agreement by and between Fortress Biotech, Inc. and TG Therapeutics, Inc., dated March 17, 2015 (assigned to Checkpoint Therapeutics, Inc. under the Assignment and Assumption Agreement by and between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated March 17, 2015), filed as Exhibit 10.21 to Annual Report on Form 10-K filed on March 16, 2018 (File No. 001-38128) and incorporated herein by reference.
10.22	Research Agreement by and between Fortress Biotech, Inc. and NeuPharma, Inc., dated September 15, 2015 (assigned to Checkpoint Therapeutics, Inc. under the Assignment and Assumption Agreement by and between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated September 15, 2015), filed as Exhibit 10.15 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
10.23	Assignment and Assumption Agreement by and between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated September 15, 2015, filed as Exhibit 10.16 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
10.24	Assignment and Assumption Agreement by and between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated December 18, 2015, filed as Exhibit 10.17 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.

10.25	License Agreement by and between Jubilant Biosys Limited and Checkpoint Therapeutics, Inc., dated May 26, 2016, filed as Exhibit 10.18 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. *
10.26	Amendment 1 to License Agreement by and between Jubilant Biosys Limited and Checkpoint Therapeutics, Inc. dated December 13, 2016, filed as Exhibit 10.26 to Annual Report on Form 10-K filed on March 17, 2017 (File No. 000-55506) and incorporated herein by reference.
10.26.1	Amendment 2 to License Agreement by and between Jubilant Biosys Limited and Checkpoint Therapeutics, Inc. dated March 31, 2017, filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed on May 10, 2017 (File No. 000-55506) and incorporated herein by reference.
10.27	Sublicense Agreement by and between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc., dated May 26, 2016, filed as Exhibit 10.19 to Form 10-12G/A filed on August 19, 2016 (File No. 000-55506) and incorporated herein by reference. *
10.28	Amendment 1 to Sublicense Agreement by and between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc. dated December 13, 2016, filed as Exhibit 10.28 to Annual Report on Form 10-K filed on March 17, 2017 (File No. 000-55506) and incorporated herein by reference.
10.28.1	Amendment 2 to Sublicense Agreement by and between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc. dated March 17, 2017, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 10, 2017 (File No. 000-55506) and incorporated herein by reference.
10.29	Assignment and Assumption Agreement by and between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated March 17, 2015, filed as Exhibit 10.20 to Form 10-12G/A filed on August 19, 2016 (File No. 000-55506) and incorporated herein by reference.
10.30	Assignment and Assumption Agreement by and between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated March 17, 2015, filed as Exhibit 10.21 to Form 10-12G/A filed on August 19, 2016 (File No. 000-55506) and incorporated herein by reference.
10.31	Collaboration Agreement by and between Adimab, LLC and Checkpoint Therapeutics, Inc., dated January 22, 2019. *
23.1	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from the Company’s Quarterly Report on Form 10-K for the period ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Subject to a request for confidential treatment.
#	Management Compensation Arrangement.

Item 16.	Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Checkpoint Therapeutics, Inc.

New York, NY

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Checkpoint Therapeutics, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY
March 15, 2019

CHECKPOINT THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017

ASSETS
Current Assets:
Cash and cash equivalents	$21,995	$19,225
Prepaid expenses and other assets	1,372	1,857
Other receivables - related party	1,532	331
Total current assets	24,899	21,413
Total Assets	$24,899	$21,413

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$12,317	$5,762
Accounts payable and accrued expenses - related party	776	610
Total current liabilities	13,093	6,372
Total Liabilities	13,093	6,372

Commitments and Contingencies

Stockholders' Equity
Common Stock ($0.0001 par value), 60,000,000 shares authorized
Class A common shares, 7,000,000 shares issued and outstanding as of December 31, 2018 and December 31, 2017	1	1
Common shares, 27,076,154 and 18,512,429 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	3	2
Common stock issuable, 960,428 and 591,836 shares as of December 31, 2018 and December 31, 2017, respectively	1,748	2,296
Additional paid-in capital	105,451	71,772
Accumulated deficit	(95,397)	(59,030)
Total Stockholders’ Equity	11,806	15,041
Total Liabilities and Stockholders’ Equity	$24,899	$21,413

The accompanying notes are an integral part of these financial statements.

CHECKPOINT THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the year ended December 31,
	2018	2017
Revenue - related party	$3,506	$1,725

Operating expenses:
Research and development	33,654	19,081
General and administrative	6,592	5,419
Total operating expenses	40,246	24,500
Loss from operations	(36,740)	(22,775)

Other income
Interest income	148	98
Other income	225	-
Total other income	373	98
Net Loss	$(36,367)	$(22,677)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(1.27)	$(1.00)

Basic and diluted weighted average number of common shares outstanding	28,553,711	22,618,931

The accompanying notes are an integral part of these financial statements.

CHECKPOINT THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

	Class A Common Shares		Common Shares		Common Shares	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2016	7,000,000	$1	17,426,876	$2	$3,919	$64,736	$(36,353)	$32,305
Stock-based compensation expense	-	-	359,303	-	-	3,117	-	3,117
Issuance of common shares - Founders Agreement	-	-	721,699	-	(3,919)	3,919	-	-
Common shares issuable - Founders Agreement	-	-	-	-	2,296	-	-	2,296
Exercise of warrants	-	-	4,551	-	-	-	-	-
Net loss	-	-	-	-	-	-	(22,677)	(22,677)
Balances at December 31, 2017	7,000,000	$1	18,512,429	$2	$2,296	$71,772	$(59,030)	$15,041
Issuance of common shares, net of offering costs - Public offering	-	-	5,290,000	1	-	20,827	-	20,828
Issuance of common shares, net of offering costs - At-the-market offering	-	-	1,841,774	-	-	7,747	-	7,747
Stock-based compensation expense	-	-	616,240	-	-	1,994	-	1,994
Issuance of common shares - Founders Agreement	-	-	770,128	-	(2,296)	3,111	-	815
Common shares issuable - Founders Agreement	-	-	-	-	1,748	-	-	1,748
Exercise of warrants	-	-	45,583	-	-	-	-	-
Net loss	-	-	-	-	-	-	(36,367)	(36,367)
Balances at December 31, 2018	7,000,000	$1	27,076,154	$3	$1,748	$105,451	$(95,397)	$11,806

The accompanying notes are an integral part of these financial statements.

CHECKPOINT THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(36,367)	$(22,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,994	3,117
Issuance of common shares - Founders Agreement	815	-
Common shares issuable - Founders Agreement	1,748	2,296
Research and development-licenses acquired, expensed	-	400
Changes in operating assets and liabilities:
Prepaid expenses and other assets	485	(1,786)
Other receivables - related party	(1,201)	490
Accounts payable and accrued expenses	6,721	2,699
Net cash used in operating activities	(25,805)	(15,461)

Cash Flows from Investing Activities:
Purchase of research and development licenses	-	(400)
Net cash used in investing activities	-	(400)

Cash Flows from Financing Activities:
Issuance of common shares - Public offering	23,012	-
Offering costs for the issuance of common shares - Public offering	(2,184)	-
Issuance of common shares - At-the-market offering	7,981	-
Offering costs for the issuance of common shares - At-the-market offering	(234)	-
Net cash provided by (used in) financing activities	28,575	-

Net increase (decrease) in cash and cash equivalents	2,770	(15,861)
Cash and cash equivalents at beginning of period	19,225	35,086
Cash and cash equivalents at end of period	$21,995	$19,225

Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$2,296	$3,919

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2018, the Company had an accumulated deficit of $95.4 million.

In March 2018, the Company completed an underwritten public offering, whereby it sold 5,290,000 shares of its common stock at a price of $4.35 per share for gross proceeds of approximately $23.0 million. Total net proceeds from the offering were approximately $20.8 million, net of underwriting discounts and offering expenses of approximately $2.2 million, including approximately $1.8 million to National Securities Corporation, a related party at the time of the offering (see Note 4 and Note 6). The shares were sold under a Registration Statement (No. 333-221493) on Form S-3, filed by the Company with the Securities and Exchange Commission (“SEC”).

During the year ended December 31, 2018, the Company sold a total of 1,841,774 shares of common stock under an At-the-Market Issuance Sales Agreement for aggregate total gross proceeds of approximately $8.0 million at an average selling price of $4.33 per share, resulting in net proceeds of approximately $7.7 million after deducting commissions and other transactions costs.

The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, which may include financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at December 31, 2018 are sufficient to fund its anticipated operating cash requirements for at least one year from the date of this Annual Report on Form 10-K.

The Company will be required to expend significant funds in order to advance the development of its product candidates.  The Company’s estimate as to how long it expects its existing cash to be able to continue to fund its operations is based on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. Further, changing circumstances, some of which may be beyond its control, could cause the Company to consume capital faster than it currently anticipates, and it may need to seek additional funds sooner than planned. Accordingly, the Company will be required to obtain further funding through equity offerings, debt financings, collaborations and licensing arrangements or other sources. Further financing may not be available to it on acceptable terms, or at all. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategy and may be forced to curtail or cease operations.

Note 2 - Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The Company has no subsidiaries.

Segments

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating and reporting segment.

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

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

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

Pursuant to the Founders Agreement, the Company issued 960,428 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully-diluted outstanding equity of Checkpoint on January 1, 2019. Because the issuance of shares on January 1, 2019 occurred prior to the issuance of the December 31, 2018 financial statements, the Company recorded approximately $1.7 million in research and development expense and a credit to Common shares issuable - Founders Agreement during the year ended December 31, 2018.

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

Notes to Financial Statements

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

Notes to Financial Statements

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

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A common stock pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The following table summarizes potentially dilutive securities outstanding at December 31, 2018 and 2017 that were excluded from the computation of diluted net loss per share, as they would be anti-dilutive:

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

	December 31,
	2018	2017
Warrants (Note 6)	4,280,972	4,326,555
Stock options (Note 6)	60,000	60,000
Unvested restricted stock (Note 6)	2,932,106	2,611,116
Total	7,273,078	6,997,671

Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820), - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

Recently Adopted Accounting Standards

In May 2017, the FASB issued an ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The new standard was effective on January 1, 2018; however, early adoption is permitted. The Company adopted ASU No. 2017-09 as of January 1, 2018. The adoption of this update did not impact the Company’s financial statements.

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

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations”. The purpose of ASU 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. The amendments in ASU 2016-08 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted the new standard effective January 1, 2018, using the modified retrospective approach applied to all of its contracts. The adoption of this update did not have a material impact on the Company’s financial statements.

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted ASU No. 2018-07 as of January 1, 2019. The adoption of this update did not have a material impact on the Company’s financial statements.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

In November 2018, the FASB issued ASU No. 2018-18, “Collaboration Arrangements: Clarifying the Interaction between Topic 808 and Topic 606”. The issuance of ASC 606 raised questions about the interaction between the guidance on collaborative arrangements and revenue recognition. ASU 2018-18 addresses this uncertainty by (1) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaboration arrangement participant is a customer, (2) adding unit of account guidance to assess whether the collaboration arrangement or a part of the arrangement is with a customer and (3) precluding a company from presenting transactions with collaboration arrangement participants that are not directly related to sales to third parties together with revenue from contracts with customers. The new standard is effective on January 1, 2020 with early adoption permitted. The Company elected to adopt ASU 2018-18 in December 2018. The adoption of this update did not have a material impact on the Company’s financial statements.

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

In September 2018 the Company expensed a non-refundable milestone payment of $1.0 million upon the twelfth patient dosed in a Phase 1 clinical study of its anti-PD-LI antibody, CK-301, which is included in the Statements of Operations for the year ended December 31, 2018.

In connection with the license agreement with Dana-Farber, the Company entered into a collaboration agreement with TGTX, a related party, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retains the right to develop and commercialize these antibodies in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the collaboration agreement, TGTX paid the Company $0.5 million, representing an upfront licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $21.5 million for each product upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, the Company is eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered high single digit percentage of net sales. Following the second anniversary of the effective date of the agreement, the Company receives an annual license maintenance fee, which is creditable against milestone payments or royalties due to the Company. TGTX also pays the Company for its out-of-pocket costs of material used by TGTX for their development activities. The Company recognized approximately $3.0 million and $0.1 million, respectively, for the years ended December 31, 2018 and 2017, in revenue from its collaboration agreement with TGTX in the Statements of Operations.

Adimab, LLC

In October 2015, Fortress entered into a collaboration agreement with Adimab to discover and optimize antibodies using their proprietary core technology platform. Under this agreement, Adimab optimized CK-301, the Company’s anti-PDL1 antibody which it originally licensed from Dana-Farber. In January 2019, Fortress transferred the rights to the optimized antibody to the Company, and Checkpoint entered into a collaboration agreement directly with Adimab on the same day. Under the terms of the agreement, Adimab is eligible to receive payments up to an aggregate of approximately $7.1 million upon the Company’s successful achievement of certain clinical development and regulatory milestones, of which $4.8 million are due upon various filings for regulatory approvals to commercialize the product. In addition, Adimab is eligible to receive royalty payments based on a tiered low single digit percentage of net sales.

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

In September 2016, the Company dosed the first patient in a Phase 1/2 clinical study of CK-101, which is currently ongoing as of December 31, 2018.

In connection with the license agreement with NeuPharma, in March 2015, Fortress entered into an option agreement with TGTX, a related party, which agreement was assigned to the Company by Fortress on the same date, for a global collaboration of certain compounds licensed. The option agreement expired on December 31, 2018.

Also, in connection with the license agreement with NeuPharma, the Company entered into a Sponsored Research Agreement with NeuPharma for certain research and development activities. Effective January 11, 2016, TGTX agreed to assume all costs associated with this Sponsored Research Agreement and paid the Company for all amounts previously paid by the Company. This assumption of costs by TGTX survives any termination or expiration of the option agreement. For the years ended December 31, 2018 and 2017, the Company recognized approximately $35,000 and $0.6 million, in revenue in connection with the Sponsored Research Agreement in the Statements of Operations.

Teva Pharmaceutical Industries Ltd. (through its subsidiary, Cephalon, Inc.)

In December 2015, Fortress entered into a license agreement with Teva Pharmaceutical Industries Ltd. through its subsidiary, Cephalon, Inc. (“Cephalon”). This agreement was assigned to the Company by Fortress on the same date. Under the terms of the license agreement, Checkpoint obtained an exclusive, worldwide license to Cephalon’s patents relating to CEP-8983 and its small molecule prodrug, CEP-9722, a PARP inhibitor, which the Company refers to as CK-102. The Company paid Cephalon an up-front licensing fee of $0.5 million. In August 2018, the Company gave notice to Cephalon of its intention to terminate the license agreement, which became effective in February 2019.

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

In connection with the license agreement with Jubilant, the Company entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retains the right to develop and commercialize these compounds in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the Sublicense Agreement, TGTX paid the Company $1.0 million, representing an upfront licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.2 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, the Company is eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays the Company 50% of IND enabling costs and patent expenses. For the years ended December 31, 2018 and 2017, the Company recognized approximately $0.4 million and $1.0 million, respectively, in revenue related to the sublicense agreement in the Statements of Operations.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

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

The milestone payments are based on successful achievement of clinical development, regulatory, and sales milestones. Because these payments are contingent on the occurrence of a future event, they represent variable consideration and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The sales-based royalty payments are recognized as revenue when the subsequent sales occur. The Company also receives variable consideration for certain research and development, out-of-pocket material costs and patent maintenance related activities that are dependent upon the Company’s actual expenditures under the collaborations and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Revenue is recognized approximately when the amounts become due because it relates to an already satisfied performance obligation. For the year ended December 31, 2018, the Company did not receive any milestone or royalty payments.

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

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of the Company’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of its Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. For the years ended December 31, 2018 and 2017, the Company recognized $0.5 million in expense on its Statements of Operations related to the MSA.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

Caribe BioAdvisors, LLC

In December 2016, the Company entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For the years ended December 31, 2018 and 2017, the Company recognized $87,000 and $70,000, respectively, in expense in its Statements of Operations related to the advisory agreement, including $27,000 and $10,000, respectively, in expense related to annual equity incentive grants.

March 2018 Common Stock Offering

National Securities Corporation acted as an underwriter in connection with the Company’s offering of common stock which closed on March 12, 2018. At the time of the offering, an affiliate of Fortress held a majority interest in the parent of National Securities Corporation and Checkpoint is a majority-controlled subsidiary of Fortress. As a result, National Securities Corporation was deemed to have a “conflict of interest” under Rule 5121(f)(5) of FINRA. Accordingly, the offering was conducted in accordance with the applicable provisions of Rule 5121, which requires, among other things, that a “qualified independent underwriter” participate in the preparation of, and exercise the usual standards of “due diligence” with respect to, the registration statement and prospectus. Lake Street Capital Markets, LLC agreed to act as a “qualified independent underwriter” within the meaning of Rule 5121 in connection with the offering.

Note 5 - Commitments and Contingencies

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

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of December 31, 2018 and 2017, there was no litigation against the Company.

Note 6 - Stockholders’ Equity

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

As of December 31, 2018, there were 7,000,000 shares of Class A common stock issued and outstanding to Fortress. Dividends are to be distributed pro-rata to the Class A and common stock holders. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stock holders are entitled to a number of votes per share equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

In November 2017, the Company filed a shelf registration statement on Form S-3 (the "S-3"), which was declared effective in December 2017. Under the S-3, the Company may sell up to a total of $100 million of its securities. In connection with the S-3, the Company entered into an At-the-Market Issuance Sales Agreement (the "ATM") with Cantor Fitzgerald & Co., Ladenburg Thalmann & Co. Inc. and H.C. Wainwright & Co., LLC (each an "Agent" and collectively, the "Agents"), relating to the sale of shares of common stock. Under the ATM, the Company pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock.

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

During the year ended December 31, 2018, the Company sold a total of 1,841,774 shares of common stock under the ATM for aggregate total gross proceeds of approximately $8.0 million at an average selling price of $4.33 per share, resulting in net proceeds of approximately $7.7 million after deducting commissions and other transactions costs.

Pursuant to the Founders Agreement, the Company issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the offerings noted above. Accordingly, the Company issued 178,292 shares to Fortress and recorded expense of approximately $815,000 related to these stock grants, which is included in general and administrative expenses in the Company’s Statements of Operations for the year ended December 31, 2018.

Pursuant to the Founders Agreement, the Company issued 960,428 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully-diluted outstanding equity of Checkpoint on January 1, 2019 (see Notes 2 and 4).

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

Equity Incentive Plan

The Company has in effect the Amended and Restated 2015 Incentive Plan (“2015 Incentive Plan”). The 2015 Incentive Plan was adopted in March 2015 by our stockholders. Under the 2015 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to directors, officers, employees and consultants. An amendment to the 2015 Incentive Plan was approved by stockholders in June 2017 to increase the shares available for issuance to 5,000,000 shares. The plan expires 10 years from the effective date of the amendment and limits the term of each option to no more than 10 years from the date of grant.

As of December 31, 2018, 2,345,457 shares are available for issuance under the 2015 Incentive Plan.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activity for the year ended December 31, 2018 and 2017:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	2,533,063	$2.93
Granted	359,303	7.69
Vested	(281,250)	0.07
Nonvested at December 31, 2017	2,611,116	$3.89
Granted	616,240	3.75
Vested	(295,250)	0.29
Nonvested at December 31, 2018	2,932,106	$4.22

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

As of December 31, 2018, there was $3.0 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.31 years. This amount does not include, as of December 31, 2018, 333,334 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones; and 590,866 shares of restricted stock outstanding issued to non-employees, the expense for which is determined each reporting period at the measurement date. The expense is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Stock Options

The following table summarizes stock option award activity for the year ended December 31, 2018 and 2017.

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	60,000	$5.43	9.96
Granted	-	-
Outstanding as of December 31, 2017	60,000	$5.43	9.09
Granted	-	-
Outstanding as of December 31, 2018	60,000	$5.43	8.09

Upon the exercise of stock options, the Company will issue new shares of its common stock.

Warrants

A summary of warrant activities for year ended December 31, 2018 and 2017 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	4,331,106	$6.62	4.67
Granted	-	-
Exercised	(4,551)	-
Outstanding as of December 31, 2017	4,326,555	$6.62	3.67
Granted	-	-
Exercised	(45,583)	-
Outstanding as of December 31, 2018	4,280,972	$6.69	2.33

Upon the exercise of warrants, the Company will issue new shares of its common stock.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the years ended December 31, 2018 and 2017 ($ in thousands).

	For the year ended December 31,
	2018	2017
Research and development	$95	$1,180
General and administrative	1,899	1,937
Total stock-based compensation expense	$1,994	$3,117

Note 7 - Income Taxes

The Company has accumulated net losses since inception and has not recorded an income tax provision or benefit during the years ended December 31, 2018 and 2017.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	For the Year Ended December 31,
	2018	2017
Percentage of pre-tax income:
Statutory federal income tax rate	21%	35%
State taxes, net of federal tax benefit	4%	11%
Credits	3%	2%
Change in federal tax rate	-%	(27)%
Change in state tax rate	(6)%	8%
Provision to return	(4)%	5%
Stock based compensation shortfall	(1)%	(4)%
Other	-%	-%
Change in valuation allowance	(17)%	(30)%
Income taxes provision (benefit)	-%	-%

The components of the net deferred tax asset as of December 31, 2018 and 2017 are the following (in thousands):

	As of December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryovers	$17,056	$10,662
Stock compensation and other	1,674	1,839
Change in fair value of warrant liabilities	-	149
Amortization of license	4,346	5,410
Accruals and reserves	6	11
Tax credits	1,938	905
Start Up Costs	32	46
Total deferred tax assets	25,052	19,022
Less valuation allowance	(25,052)	(19,022)
Deferred tax asset, net of valuation allowance	$-	$-

On December 22, 2017, “H.R.1”, formerly known as the “Tax Cuts and Jobs Act”, was signed into law. Among other items, H.R.1 reduces the federal corporate tax rate to 21% from the existing maximum rate of 35%, effective January 1, 2018. As a result, the Company recorded a decrease related to deferred tax assets and valuation allowance of $6.2 million, with a corresponding net adjustment to deferred income tax expense of zero for the year ended December 31, 2017.

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset. A valuation allowance of approximately $25.1 million and $19.0 million was recorded for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the Company had federal and state net operating loss carryforwards of approximately $63.4 million and $55.2 million, respectively. The federal and state net operating loss carryforwards will begin to expire, if not utilized, by 2035 and 2035, respectively. The Company has $1.9 million of research and development credit carryforwards, which will begin to expire, if not utilized, by 2035. Utilization of the net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended and similar state provisions.

There are no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s financial statements for the year ended December 31, 2018. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the period ended December 31, 2018. The Company would classify interest and penalties related to uncertain tax positions as income tax expense, if applicable.

The federal and state tax returns for the periods ended December 31, 2015, 2016, 2017 and 2018 are currently open for examination under the applicable federal and state income tax statues of limitations.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

Note 8 - Accounts Payable and Accrued Expenses

At December 31, 2018 and 2017, accounts payable and accrued expenses consisted of the following:

	For the year ended December 31,
	2018	2017
Accounts payable	$9,750	$3,645
Accrued compensation	439	405
Research and development	1,751	1,466
Other	377	246
Accounts payable and accrued expenses - related party	776	610
Total accounts payable and accrued expenses	$13,093	$6,372

Note 9 - Quarterly Financial Data (Unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Total Revenue	$343	$127	$5	$3,031
Operating expenses	$9,126	$6,805	$9,392	$14,923
Other income	$18	$39	$43	$273
Net loss	$(8,765)	$(6,639)	$(9,344)	$(11,619)
Basic and diluted net loss per common share	$(0.35)	$(0.23)	$(0.32)	$(0.37)

2017
Total Revenue	$693	$351	$349	$332
Operating expenses	$5,107	$6,823	$6,299	$6,271
Other income	$31	$24	$22	$21
Net loss	$(4,383)	$(6,448)	$(5,928)	$(5,918)
Basic and diluted net loss per common share	$(0.20)	$(0.28)	$(0.26)	$(0.26)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Checkpoint Therapeutics, Inc.

By:	/s/ James F. Oliviero
Name: James F. Oliviero
Title: President, Chief Executive Officer and Director

March 15, 2019

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

Signature	Title	Date

/s/ James F. Oliviero	President, Chief Executive Officer and Director	March 15, 2019
James F. Oliviero	(Principal Executive Officer)

/s/ Garrett Gray	Vice President, Finance and Accounting	March 15, 2019
Garrett Gray	(Principal Financial Officer)

/s/ Michael S. Weiss	Chairman of the Board	March 15, 2019
Michael S. Weiss

/s/ Lindsay A. Rosenwald	Director	March 15, 2019
Lindsay A. Rosenwald, M.D.

/s/ Scott Boilen	Director	March 15, 2019
Scott Boilen

/s/ Neil Herskowitz	Director	March 15, 2019
Neil Herskowitz

/s/ Barry Salzman	Director	March 15, 2019
Barry Salzman

/s/ Christian Bechon	Director	March 15, 2019
Christian Bechon