Form 10-Q
period 2019-03-31
Checkpoint Therapeutics, Inc.
filed 2019-05-10
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES     ☐    NO     ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CKPT	NASDAQ Capital Market

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 7, 2019
Class A Common Stock, $0.0001 par value	7,000,000
Common Stock, $0.0001 par value	29,164,565

CHECKPOINT THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended March 31, 2019

Item 1. Financial Statements.

Checkpoint Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$14,147	$21,995
Prepaid expenses and other assets	1,064	1,372
Other receivables - related party	77	1,532
Total current assets	15,288	24,899
Total Assets	$15,288	$24,899

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$7,407	$12,317
Accounts payable and accrued expenses - related party	803	776
Total current liabilities	8,210	13,093
Total Liabilities	8,210	13,093

Commitments and Contingencies

Stockholders' Equity
Common Stock ($0.0001 par value), 60,000,000 shares authorized
Class A common shares, 7,000,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018	1	1
Common shares, 28,881,756 and 27,076,154 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	3	3
Common stock issuable, 0 and 960,428 shares as of March 31, 2019 and December 31, 2018, respectively	-	1,748
Additional paid-in capital	108,361	105,451
Accumulated deficit	(101,287)	(95,397)
Total Stockholders’ Equity	7,078	11,806
Total Liabilities and Stockholders’ Equity	$15,288	$24,899

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2019	2018
Revenue - related party	$352	$343

Operating expenses:
Research and development	4,581	6,932
General and administrative	1,703	2,194
Total operating expenses	6,284	9,126
Loss from operations	(5,932)	(8,783)

Other income
Interest income	42	18
Total other income	42	18
Net Loss	$(5,890)	$(8,765)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(0.18)	$(0.35)

Basic and diluted weighted average number of common shares outstanding	32,243,796	24,751,550

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Class A Common Shares		Common Shares		Common Shares	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2018	7,000,000	$1	27,076,154	$3	$1,748	$105,451	$(95,397)	$11,806
Issuance of common shares, net of offering costs - At-the-market offering	-	-	90,269	-	-	355	-	355
Stock-based compensation expense	-	-	713,000	-	-	798	-	798
Issuance of common shares - Founders Agreement	-	-	962,682	-	(1,748)	1,757	-	9
Exercise of warrants	-	-	39,651	-	-	-	-	-
Net loss	-	-	-	-	-	-	(5,890)	(5,890)
Balances at March 31, 2019	7,000,000	$1	28,881,756	$3	$-	$108,361	$(101,287)	$7,078

	Class A Common Shares		Common Shares		Common Shares	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2017	7,000,000	$1	18,512,429	$2	$2,296	$71,772	$(59,030)	$15,041
Issuance of common shares for cash, net of offering costs	-	-	5,290,000	1	-	20,844	-	20,845
Stock-based compensation expense	-	-	475,000	-	-	1,137	-	1,137
Issuance of common shares - Founders Agreement	-	-	724,086	-	(2,296)	2,937	-	641
Exercise of warrants	-	-	13,573	-	-	-	-	-
Net loss	-	-	-	-	-	-	(8,765)	(8,765)
Balances at March 31, 2018	7,000,000	$1	25,015,088	$3	$-	$96,690	$(67,795)	$28,899

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the three months ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(5,890)	$(8,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	798	1,137
Issuance of common shares - Founders Agreement	9	641
Changes in operating assets and liabilities:
Prepaid expenses and other assets	308	635
Other receivables - related party	1,455	(13)
Accounts payable and accrued expenses	(4,883)	1,158
Net cash used in operating activities	(8,203)	(5,207)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	23,012
Offering costs for the issuance of common stock	-	(2,167)
Issuance of common shares - At-the-market offering	365	-
Offering costs for the issuance of common shares - At-the-market offering	(10)	-
Net cash provided by financing activities	355	20,845

Net (decrease) increase in cash and cash equivalents	(7,848)	15,638
Cash and cash equivalents at beginning of period	21,995	19,225
Cash and cash equivalents at end of period	$14,147	$34,863

Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$1,748	$2,296

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2019, the Company had an accumulated deficit of $101.3 million.

During the three months ended March 31, 2019, the Company sold a total of 90,269 shares of common stock under an At-the-Market Issuance Sales Agreement for aggregate total gross proceeds of approximately $365,000 at an average selling price of $4.05 per share, resulting in net proceeds of approximately $355,000 after deducting commissions and other transactions costs.

The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, which may include financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at March 31, 2019 are sufficient to fund its anticipated operating cash requirements for at least one year from the date of this Quarterly Report on Form 10-Q.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They may not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2018, which were included in the Company’s Form 10-K, and filed with the SEC on March 18, 2019. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

Stock-Based Compensation Expenses

The Company expenses stock-based compensation over the requisite service period based on the estimated grant-date fair value of the awards and forfeiture rates. The Company accounts for forfeitures as they occur.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A common stock pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The following table summarizes potentially dilutive securities outstanding at March 31, 2019 and 2018, that were excluded from the computation of diluted net loss per share, as they would be anti-dilutive:

	March 31,
	2019	2018
Warrants (Note 6)	4,241,321	4,312,982
Stock options (Note 6)	110,000	60,000
Unvested restricted stock (Note 6)	3,551,459	3,015,803
Total	7,902,780	7,388,785

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

Recently Adopted Accounting Standards

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

In September 2018 the Company expensed a non-refundable milestone payment of $1.0 million upon the twelfth patient dosed in a Phase 1 clinical study of its anti-PD-LI antibody, cosibelimab (formerly referred to as CK-301).

In connection with the license agreement with Dana-Farber, the Company entered into a collaboration agreement with TGTX, a related party, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retains the right to develop and commercialize these antibodies in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the collaboration agreement, TGTX paid the Company $0.5 million, representing an upfront licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $21.5 million for each product upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, the Company is eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered high single digit percentage of net sales. Following the second anniversary of the effective date of the agreement, the Company receives an annual license maintenance fee, which is creditable against milestone payments or royalties due to the Company. TGTX also pays the Company for its out-of-pocket costs of material used by TGTX for their development activities. For the three months ended March 31, 2019 and 2018, the Company recognized approximately $341,000 and $44,000, respectively, in revenue from its collaboration agreement with TGTX in the Condensed Statements of Operations.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Adimab, LLC

In October 2015, Fortress entered into a collaboration agreement with Adimab to discover and optimize antibodies using their proprietary core technology platform. Under this agreement, Adimab optimized cosibelimab (formerly referred to as CK-301), the Company’s anti-PD-L1 antibody which it originally licensed from Dana-Farber. In January 2019, Fortress transferred the rights to the optimized antibody to the Company, and Checkpoint entered into a collaboration agreement directly with Adimab on the same day. Under the terms of the agreement, Adimab is eligible to receive payments up to an aggregate of approximately $7.1 million upon the Company’s successful achievement of certain clinical development and regulatory milestones, of which $4.8 million are due upon various filings for regulatory approvals to commercialize the product. In addition, Adimab is eligible to receive royalty payments based on a tiered low single digit percentage of net sales.

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

In September 2016, the Company dosed the first patient in a Phase 1/2 clinical study of CK-101, which is currently ongoing as of March 31, 2019.

In connection with the license agreement with NeuPharma, in March 2015, Fortress entered into an option agreement with TGTX, a related party, which agreement was assigned to the Company by Fortress on the same date, for a global collaboration of certain compounds licensed. The option agreement expired on December 31, 2018.

Also, in connection with the license agreement with NeuPharma, the Company entered into a Sponsored Research Agreement with NeuPharma for certain research and development activities. Effective January 11, 2016, TGTX agreed to assume all costs associated with this Sponsored Research Agreement and paid the Company for all amounts previously paid by the Company. This assumption of costs by TGTX survives any termination or expiration of the option agreement. For the three months ended March 31, 2019 and 2018, the Company recognized approximately $0 and $31,000, respectively, in revenue in connection with the Sponsored Research Agreement in the Condensed Statements of Operations.

Teva Pharmaceutical Industries Ltd. (through its subsidiary, Cephalon, Inc.)

In December 2015, Fortress entered into a license agreement with Teva Pharmaceutical Industries Ltd. through its subsidiary, Cephalon, Inc. (“Cephalon”). This agreement was assigned to the Company by Fortress on the same date. Under the terms of the license agreement, Checkpoint obtained an exclusive, worldwide license to Cephalon’s patents relating to CEP-8983 and its small molecule prodrug, CEP-9722, a PARP inhibitor, which the Company referred to as CK-102. The Company paid Cephalon an up-front licensing fee of $0.5 million. In August 2018, the Company gave notice to Cephalon of its intention to terminate the license agreement, which became effective in February 2019.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

In connection with the license agreement with Jubilant, the Company entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retains the right to develop and commercialize these compounds in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the Sublicense Agreement, TGTX paid the Company $1.0 million, representing an upfront licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.2 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, the Company is eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays the Company 50% of IND enabling costs and patent expenses. For the three months ended March 31, 2019 and 2018, the Company recognized approximately $11,000 and $268,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations.

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

The milestone payments are based on successful achievement of clinical development, regulatory, and sales milestones. Because these payments are contingent on the occurrence of a future event, they represent variable consideration and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The sales-based royalty payments are recognized as revenue when the subsequent sales occur. The Company also receives variable consideration for certain research and development, out-of-pocket material costs and patent maintenance related activities that are dependent upon the Company’s actual expenditures under the collaborations and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Revenue is recognized approximately when the amounts become due because it relates to an already satisfied performance obligation. For the three months ended March 31, 2019, the Company did not receive any milestone or royalty payments.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of the Company’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of its Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. For each of the three months ended March 31, 2019 and 2018, the Company recognized $125,000 in expense in its Condensed Statements of Operations related to the MSA.

Caribe BioAdvisors, LLC

In December 2016, the Company entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For the three months ended March 31, 2019 and 2018, the Company recognized approximately $24,000 and $19,000, respectively, in expense in its Condensed Statements of Operations related to the advisory agreement, including approximately $9,000 and $4,000, respectively, in expense related to annual equity incentive grants.

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

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of March 31, 2019 and December 31, 2018, there was no litigation against the Company.

Note 6 - Stockholders’ Equity

Common Stock

The Company is authorized to issue 60,000,000 common shares with a par value of $0.0001 per share, of which 7,000,000 shares are designated as “Class A common stock.” As of March 31, 2019 and December 31, 2018, there were 7,000,000 shares of Class A common stock issued and outstanding to Fortress. Dividends are to be distributed pro-rata to the Class A and common stock holders. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stock holders are entitled to a number of votes per share equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

During the three months ended March 31, 2019, the Company sold a total of 90,269 shares of common stock under the ATM for aggregate total gross proceeds of approximately $365,000 at an average selling price of $4.05 per share, resulting in net proceeds of approximately $355,000 after deducting commissions and other transactions costs.

Pursuant to the Founders Agreement, the Company issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the ATM offering noted above. Accordingly, the Company issued 2,254 shares of common stock to Fortress and recorded expense of approximately $9,000 related to these stock grants, which is included in general and administrative expenses in the Company’s Condensed Statements of Operations for the three months ended March 31, 2019.

Pursuant to the Founders Agreement, the Company issued 960,428 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully-diluted outstanding equity of Checkpoint on January 1, 2019 (see Notes 2 and 4).

The S-3 is currently the Company’s only active shelf registration statement. Subsequent to the offering noted above, approximately $68.6 million of the shelf remains available for sale under the S-3. The Company may offer the securities under the S-3 from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders. The Company believes that the S-3 provides it with the flexibility to raise additional capital to finance its operations as needed.

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

As of March 31, 2019, 1,582,457 shares are available for issuance under the 2015 Incentive Plan.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activity for the three months ended March 31, 2019:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	2,932,106	$4.22
Granted	713,000	3.25
Vested	(93,647)	1.22
Nonvested at March 31, 2019	3,551,459	$4.24

As of March 31, 2019, there was $4.8 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 0.8 years. This amount does not include, as of March 31, 2019, 333,334 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Stock Options

The following table summarizes stock option award activity for the three months ended March 31, 2019:

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	60,000	$5.43	8.09
Granted	50,000	3.25	9.82
Outstanding as of March 31, 2019	110,000	$4.44	8.74

Upon the exercise of stock options, the Company will issue new shares of its common stock.

Warrants

A summary of warrant activities for the three months ended March 31, 2019 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	4,280,972	$6.69	2.33
Granted	-	-
Exercised	(39,651)	-
Outstanding as of March 31, 2019	4,241,321	$6.76	2.04

Upon the exercise of warrants, the Company will issue new shares of its common stock.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the three months ended March 31, 2019 and 2018 ($ in thousands):

	For the three months ended March 31,
	2019	2018
Research and development	$196	$680
General and administrative	602	457
Total stock-based compensation expense	$798	$1,137

Note 7 - Accounts Payable and Accrued Expenses

At March 31, 2019 and December 31, 2018, accounts payable and accrued expenses consisted of the following ($ in thousands):

	March 31,	December 31,
	2019	2018
Accounts payable	$4,448	$9,750
Accrued compensation	111	439
Research and development	2,488	1,751
Other	360	377
Accounts payable and accrued expenses - related party	803	776
Total accounts payable and accrued expenses	$8,210	$13,093

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

Overview

We are a clinical-stage, immuno-oncology biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for patients with solid tumor cancers. We are currently evaluating our lead small-molecule, targeted anti-cancer agent, CK-101, in a Phase 1/2 clinical trial for the treatment of patients with EGFR mutation-positive NSCLC. In addition, we are currently evaluating our lead antibody product candidate, cosibelimab (formerly referred to as CK-301), an anti-PD-L1 antibody licensed from the Dana-Farber Cancer Institute, in an ongoing Phase 1 clinical trial in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including ongoing cohorts intended to support one or more biologics license application (“BLA”) submissions.

We have also entered into various collaboration agreements with TGTX, a related party, to develop and commercialize certain assets in connection with our licenses in the field of hematological malignancies, while we retain the right to develop and commercialize these assets in solid tumors.

In September 2018, we announced preliminary interim safety and efficacy data from our ongoing Phase 1/2 clinical trial of CK-101. The data were presented in an oral presentation at the IASLC 19th World Conference on Lung Cancer in Toronto. Enrollment in the trial is ongoing to identify the optimal dose with a new softgel capsule formulation to maximize therapeutic effect, following which a Phase 3 trial is planned to initiate in treatment-naïve EGFR mutation-positive NSCLC patients.

In May 2019, we announced interim results from our ongoing multicenter Phase 1 clinical trial of anti-PD-L1 antibody cosibelimab.

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2019, we have an accumulated deficit of $101.3 million.

We are a majority-controlled subsidiary of Fortress.

Checkpoint Therapeutics, Inc. was incorporated in Delaware on November 10, 2014 and commenced principal operations in March 2015. Our executive offices are located at 2 Gansevoort Street, 9th Floor, New York, NY 10014. Our telephone number is (781) 652-4500 and our email address is ir@checkpointtx.com.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

Revenue

For the three months ended March 31, 2019, revenue was approximately $0.4 million compared to approximately $0.3 million for the three months ended March 31, 2018, an increase of $0.1 million. Revenue for the current period consisted of $341,000 from TGTX in connection with the collaboration agreement, which was primarily for the purchase of clinical material of cosibelimab (formerly referred to as CK-301) and $11,000 from TGTX related to the sublicense agreement for CK-103. Revenue for the three months ended March 31, 2018 consisted primarily of $268,000 from TGTX related to the sublicense agreement for CK-103, $44,000 from TGTX in connection with the collaboration agreement and $31,000 from TGTX in connection with the Sponsored Research Agreement with NeuPharma.

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

For the three months ended March 31, 2019, research and development expenses were approximately $4.6 million, compared to $6.9 million for the three months ended March 31, 2018, a decrease of $2.3 million. The decrease is primarily attributable to costs for the manufacture of material of cosibelimab incurred in the first quarter of 2018 and not replicated in the current quarter. The current period research and development expenses primarily consisted of $2.2 million related to clinical costs for our product candidates, $1.8 million related to manufacturing costs of our product candidates, and $0.2 million related to stock compensation expense. The prior period research and development expenses primarily consisted of $4.3 million related to manufacturing costs of our product candidates, $0.5 million related to preclinical development activities for our product candidates, $1.1 million related to clinical costs for our product candidates, and $0.7 million related to stock compensation expense.

We anticipate our research and development expenses to remain relatively consistent in future periods in 2019.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities, and facilities-related expenses.

For the three months ended March 31, 2019, general and administrative expenses were approximately $1.7 million, compared to $2.2 million for the three months ended March 31, 2018, a decrease of $0.5 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $0.6 million, $0.3 million related to salary expenses and $0.3 million related to legal and accounting fees. The prior period general and administrative expenses primarily consisted of $0.6 million related to our issuance of shares to Fortress in connection with our March 2018 common stock offering pursuant to the Founders Agreement, stock compensation expense of $0.5 million, $0.3 million related to salary expenses and $0.3 million related to legal and accounting fees.

We anticipate our general and administrative expenses will remain relatively consistent in future periods in 2019.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2019, we had an accumulated deficit of $101.3 million.

During the three months ended March 31, 2019, we sold a total of 90,269 shares of common stock under the ATM for aggregate total gross proceeds of approximately $365,000 at an average selling price of $4.05 per share, resulting in net proceeds of approximately $355,000 after deducting commissions and other transactions costs.

Our major sources of cash have been proceeds from the sale of equity securities. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalent balances at March 31, 2019, are sufficient to fund our anticipated operating cash requirements for at least one year from the date of this Quarterly Report on Form 10-Q.

Cash Flows for the Three Months Ended March 31, 2019 and 2018

Operating Activities

Net cash used in operating activities was $8.2 million for the three months ended March 31, 2019, compared to $5.2 million for the three months ended March 31, 2018. The increase in net cash used in operating activities was due primarily to increased expenditures associated with manufacturing and other product development activities for our product candidates.

Investing Activities

There were no investing activities for the three months ended March 31, 2019 and 2018.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 related to net proceeds of $0.4 million from the issuance of common stock as part of our ATM offering. Net cash provided for the three months ended March 31, 2018 related to net proceeds of $20.8 million from the issuance of common stock as part of our underwritten public offering in March 2018.

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

With respect to the quarter ended March 31, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2019 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Each of our product candidates will require additional preclinical or clinical development, management of preclinical, clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the US Food and Drug Administration (“FDA”) or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

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

Under the FDA’s accelerated approval regulations, the FDA may grant marketing approval for a new drug product on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely, based on epidemiologic, therapeutic, pathophysiologic, or other evidence, to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. While we may undertake development programs for one or more of our product candidates that we believe, if successful, could support a submission for marketing approval under the accelerated approval regulations, we may ultimately fail to meet the criteria to do so, which may cause delays in the approval or rejection of an application.

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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit a new drug application (“NDA”) or BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with cGMP regulations for manufacture of our product candidates. Third-party manufacturers may not be able to comply with the cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014, and have an accumulated deficit of $101.3 million as of March 31, 2019. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. We currently anticipate that our cash and cash equivalents balances at March 31, 2019 are sufficient to fund our anticipated operating cash requirements for at least one year from the date of this Quarterly Report on Form 10-Q.

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

We are an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering of our common stock, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our outstanding common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	being permitted to provide only two years of our audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Annual Report on Form 10-K;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	disclosure obligations regarding executive compensation; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

In October 2017, the Founder’s Agreement was amended to change the issuance date of the annual grant of shares from the anniversary date of the Agreement to January 1 of each year.

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

In connection with our license agreement with Dana-Farber, we entered into a collaboration agreement with TGTX to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs, including cosibelimab (formerly referred to as CK-301), in the field of hematological malignancies. Michael S. Weiss, our Chairman of the Board of Directors, is also the Executive Chairman, President and Chief Executive Officer of TGTX. As such, as the collaboration agreement proceeds, certain conflicts of interest may arise between us and TGTX. Those conflicts will have to be resolved by our officers and directors who are unaffiliated with TGTX, and also by officers and directors of TGTX who are unaffiliated with us. This may lead to less than desirable complications and costs to both companies, which could harm our results of operations.

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

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2019.
31.2	Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2019.
32.1	Certification of Chief Executive Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2019.
32.2	Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2019.
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Checkpoint Therapeutics, Inc.
(Registrant)

Date: May 10, 2019	By:	/s/ James F. Oliviero
James F. Oliviero
President and Chief Executive Officer
(Principal Executive Officer)

