Form 10-Q
period 2019-06-30
Checkpoint Therapeutics, Inc.
filed 2019-08-08
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES      ☐     NO      ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 5, 2019
Class A Common Stock, $0.0001 par value	7,000,000
Common Stock, $0.0001 par value	30,995,555

CHECKPOINT THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended June 30, 2019

Item 1. Financial Statements.

Checkpoint Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,205	$21,995
Prepaid expenses and other assets	967	1,372
Other receivables - related party	1,051	1,532
Total current assets	15,223	24,899
Total Assets	$15,223	$24,899

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$7,093	$12,317
Accounts payable and accrued expenses - related party	921	776
Total current liabilities	8,014	13,093
Total Liabilities	8,014	13,093

Commitments and Contingencies

Stockholders' Equity
Common Stock ($0.0001 par value), 60,000,000 shares authorized
Class A common shares, 7,000,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018	1	1
Common shares, 29,960,034 and 27,076,154 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	3	3
Common stock issuable, 0 and 960,428 shares as of June 30, 2019 and December 31, 2018, respectively	-	1,748
Additional paid-in capital	113,284	105,451
Accumulated deficit	(106,079)	(95,397)
Total Stockholders’ Equity	7,209	11,806
Total Liabilities and Stockholders’ Equity	$15,223	$24,899

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Revenue - related party	$1,051	$127	$1,403	$470

Operating expenses:
Research and development	4,120	5,453	8,701	12,385
General and administrative	1,758	1,352	3,461	3,546
Total operating expenses	5,878	6,805	12,162	15,931
Loss from operations	(4,827)	(6,678)	(10,759)	(15,461)

Other income
Interest income	35	39	77	57
Total other income	35	39	77	57
Net Loss	$(4,792)	$(6,639)	$(10,682)	$(15,404)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(0.15)	$(0.23)	$(0.33)	$(0.57)

Basic and diluted weighted average number of common shares outstanding	32,704,590	29,044,962	32,475,465	26,910,116

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

 For the Three Months Ended June 30, 2019

	Class A Common Shares		Common Shares		Common Shares	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at March 31, 2019	7,000,000	$1	28,881,756	$3	$-	$108,361	$(101,287)	$7,078
Issuance of common shares, net of offering costs - At-the-market offering	-	-	997,957	-	-	4,013	-	4,013
Stock-based compensation expense	-	-	47,652	-	-	813	-	813
Issuance of common shares - Founders Agreement	-	-	24,941	-	-	97	-	97
Exercise of warrants	-	-	7,728	-	-	-	-	-
Net loss	-	-	-	-	-	-	(4,792)	(4,792)
Balances at June 30, 2019	7,000,000	$1	29,960,034	$3	$-	$113,284	$(106,079)	$7,209

For the Six Months Ended June 30, 2019

	Class A Common Shares		Common Shares		Common Shares	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2018	7,000,000	$1	27,076,154	$3	$1,748	$105,451	$(95,397)	$11,806
Issuance of common shares, net of offering costs - At-the-market offering	-	-	1,088,226	-	-	4,368	-	4,368
Stock-based compensation expense	-	-	760,652	-	-	1,611	-	1,611
Issuance of common shares - Founders Agreement	-	-	987,623	-	(1,748)	1,854	-	106
Exercise of warrants	-	-	47,379	-	-	-	-	-
Net loss	-	-	-	-	-	-	(10,682)	(10,682)
Balances at June 30, 2019	7,000,000	$1	29,960,034	$3	$-	$113,284	$(106,079)	$7,209

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

For the Three Months Ended June 30, 2018

	Class A Common Shares		Common Shares		Common Shares	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at March 31, 2018	7,000,000	$1	25,015,088	$3	$-	$96,690	$(67,795)	$28,899
Issuance of common shares for cash, net of offering costs	-	-	-	-	-	(28)	-	(28)
Stock-based compensation expense	-	-	91,240	-	-	72	-	72
Exercise of warrants	-	-	1,536	-	-	-	-	-
Net loss	-	-	-	-	-	-	(6,639)	(6,639)
Balances at June 30, 2018	7,000,000	$1	25,107,864	$3	$-	$96,734	$(74,434)	$22,304

For the Six Months Ended June 30, 2018

	Class A Common Shares		Common Shares		Common Shares	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2017	7,000,000	$1	18,512,429	$2	$2,296	$71,772	$(59,030)	$15,041
Issuance of common shares for cash, net of offering costs	-	-	5,290,000	1	-	20,816	-	20,817
Stock-based compensation expense	-	-	566,240	-	-	1,209	-	1,209
Issuance of common shares - Founders Agreement	-	-	724,086	-	(2,296)	2,937	-	641
Exercise of warrants	-	-	15,109	-	-	-	-	-
Net loss	-	-	-	-	-	-	(15,404)	(15,404)
Balances at June 30, 2018	7,000,000	$1	25,107,864	$3	$-	$96,734	$(74,434)	$22,304

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the six months ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(10,682)	$(15,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,611	1,209
Issuance of common shares - Founders Agreement	106	641
Changes in operating assets and liabilities:
Prepaid expenses and other assets	405	1,329
Other receivables - related party	481	204
Accounts payable and accrued expenses	(5,079)	283
Net cash used in operating activities	(13,158)	(11,738)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	23,012
Offering costs for the issuance of common stock	-	(2,195)
Proceeds from issuance of common stock – At-the-market offering	4,483	-
Offering costs for the issuance of common stock – At-the-market offering	(115)	-
Net cash provided by financing activities	4,368	20,817

Net (decrease) increase in cash and cash equivalents	(8,790)	9,079
Cash and cash equivalents at beginning of period	21,995	19,225
Cash and cash equivalents at end of period	$13,205	$28,304

Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$1,748	$2,296

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2019, the Company had an accumulated deficit of $106.1 million.

During the six months ended June 30, 2019, the Company sold a total of 1,088,226 shares of common stock under an At-the-Market Issuance Sales Agreement for aggregate total gross proceeds of approximately $4.5 million at an average selling price of $4.12 per share, resulting in net proceeds of approximately $4.4 million after deducting commissions and other transaction costs.

The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, which may include financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at June 30, 2019 along with the additional capital raised in the third quarter of 2019 (see Note 6) will be sufficient to fund its anticipated operating cash requirements for at least one year from the date of this Quarterly Report on Form 10-Q.

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

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. All stock-based compensation costs are recorded in general and administrative or research and development costs in the Condensed Statements of Operations based upon the underlying individual’s role at the Company.

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

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A common stock pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The following table summarizes potentially dilutive securities outstanding at June 30, 2019 and 2018, that were excluded from the computation of diluted net loss per share, as they would be anti-dilutive:

	June 30,
	2019	2018
Warrants (Note 6)	4,233,593	4,311,446
Stock options (Note 6)	110,000	60,000
Unvested restricted stock (Note 6)	3,512,132	3,036,731
Total	7,855,725	7,408,177

Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2018-13, “ Fair Value Measurement (Topic 820), - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company does not expect the adoption of this guidance to have a material impact on its condensed financial statements.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Recently Adopted Accounting Standards

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted ASU No. 2018-07 as of January 1, 2019. The adoption of this update did not have a material impact on the Company’s condensed financial statements.

In November 2018, the FASB issued ASU No. 2018-18, “Collaboration Arrangements: Clarifying the Interaction between Topic 808 and Topic 606”. The issuance of ASC 606 raised questions about the interaction between the guidance on collaborative arrangements and revenue recognition. ASU 2018-18 addresses this uncertainty by (1) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaboration arrangement participant is a customer, (2) adding unit of account guidance to assess whether the collaboration arrangement or a part of the arrangement is with a customer and (3) precluding a company from presenting transactions with collaboration arrangement participants that are not directly related to sales to third parties together with revenue from contracts with customers. The new standard is effective on January 1, 2020 with early adoption permitted. The Company elected to adopt ASU 2018-18 in December 2018. The adoption of this update did not have a material impact on the Company’s condensed financial statements.

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

In connection with the license agreement with Dana-Farber, in March 2015 the Company entered into a collaboration agreement with TGTX, which was amended and restated in June 2019, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retains the right to develop and commercialize these antibodies in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the original collaboration agreement, TGTX paid the Company $0.5 million, representing an upfront licensing fee. Upon the signing of the amended and restated collaboration agreement in June 2019, TGTX owed the Company an additional $1.0 million upfront licensing fee. The Company is eligible to receive substantive potential milestone payments for the anti-PD-L1 program of up to an aggregate of approximately $28.6 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $9.4 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $19.2 million upon regulatory filings and first commercial sales in specified territories. The Company is also eligible to receive substantive potential milestone payments for the anti-GITR antibody program of up to an aggregate of approximately $21.5 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, the Company is eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales for both programs, in addition to royalty payments based on a tiered low double-digit percentage of net sales. Following the second anniversary of the effective date of the agreement, the Company receives an annual license maintenance fee, which is creditable against milestone payments or royalties due to the Company. TGTX also pays the Company for its out-of-pocket costs of material used by TGTX for their development activities. For the three months ended June 30, 2019 and 2018, the Company recognized approximately $1.0 million and $0, respectively, in revenue from its collaboration agreement with TGTX in the Condensed Statements of Operations. For the six months ended June 30, 2019 and 2018, the Company recognized approximately $1.4 million and $44,000, respectively, in revenue from its collaboration agreement with TGTX in the Condensed Statements of Operations.

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

In September 2016, the Company dosed the first patient in a Phase 1/2 clinical study of CK-101, which is currently ongoing as of June 30, 2019.

In connection with the license agreement with NeuPharma, in March 2015, Fortress entered into an option agreement with TGTX, a related party, which agreement was assigned to the Company by Fortress on the same date, for a global collaboration of certain compounds licensed. The option agreement expired on December 31, 2018.

Also, in connection with the license agreement with NeuPharma, the Company entered into a Sponsored Research Agreement with NeuPharma for certain research and development activities. Effective January 11, 2016, TGTX agreed to assume all costs associated with this Sponsored Research Agreement and paid the Company for all amounts previously paid by the Company. This assumption of costs by TGTX survives any termination or expiration of the option agreement. For the three months ended June 30, 2019 and 2018, the Company did not recognize any revenue in connection with the Sponsored Research Agreement in the Condensed Statements of Operations. For the six months ended June 30, 2019 and 2018, the Company recognized $0 and approximately $31,000, respectively, in revenue in connection with the Sponsored Research Agreement in the Condensed Statements of Operations.

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

In connection with the license agreement with Jubilant, the Company entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retains the right to develop and commercialize these compounds in the field of solid tumors. Under the terms of the Sublicense Agreement, TGTX paid the Company $1.0 million, representing an upfront licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.2 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, the Company is eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays the Company 50% of IND enabling costs and patent expenses. For the three months ended June 30, 2019 and 2018, the Company recognized approximately $13,000 and $127,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations. For the six months ended June 30, 2019 and 2018, the Company recognized approximately $24,000 and $394,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations.

The collaborations with TGTX each contain single material performance obligations under Topic 606, which is the granting of a license that is functional intellectual property. The Company’s performance obligation was satisfied at the point in time when TGTX had the ability to use and benefit from the right to use the intellectual property. The performance obligations of the original agreements were satisfied prior to the adoption of Topic 606. The performance obligation of the amendment to the collaboration agreement was satisfied in June 2019.

The milestone payments are based on successful achievement of clinical development, regulatory, and sales milestones. Because these payments are contingent on the occurrence of a future event, they represent variable consideration and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The sales-based royalty payments are recognized as revenue when the subsequent sales occur. The Company also receives variable consideration for certain research and development, out-of-pocket material costs and patent maintenance related activities that are dependent upon the Company’s actual expenditures under the collaborations and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Revenue is recognized approximately when the amounts become due because it relates to an already satisfied performance obligation. For the six months ended June 30, 2019, the Company did not receive any milestone or royalty payments.

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

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of the Company’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of its Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. For each of the three months ended June 30, 2019 and 2018, the Company recognized $125,000 in expense in its Condensed Statements of Operations related to the MSA. For each of the six months ended June 30, 2019 and 2018, the Company recognized $250,000 in expense in its Condensed Statements of Operations related to the MSA.

Caribe BioAdvisors, LLC

In December 2016, the Company entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For the three months ended June 30, 2019 and 2018, the Company recognized approximately $24,000 and $20,000, respectively, in expense in its Condensed Statements of Operations related to the advisory agreement, including approximately $9,000 and $5,000, respectively, in expense related to annual equity incentive grants. For the six months ended June 30, 2019 and 2018, the Company recognized $48,000 and $40,000, respectively, in expense in its Condensed Statements of Operations related to the advisory agreement, including $18,000 and $10,000 in expense related to annual equity incentive grants.

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

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of June 30, 2019 and December 31, 2018, there was no litigation against the Company.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 6 - Stockholders’ Equity

Common Stock

The Company is authorized to issue 60,000,000 common shares with a par value of $0.0001 per share, of which 7,000,000 shares are designated as “Class A common stock.” As of June 30, 2019 and December 31, 2018, there were 7,000,000 shares of Class A common stock issued and outstanding to Fortress. Dividends are to be distributed pro-rata to the Class A and common stock holders. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stock holders are entitled to a number of votes per share equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

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

During the six months ended June 30, 2019, the Company sold a total of 1,088,226 shares of common stock under the ATM for aggregate total gross proceeds of approximately $4.5 million at an average selling price of $4.12 per share, resulting in net proceeds of approximately $4.4 million after deducting commissions and other transaction costs.

Pursuant to the Founders Agreement, the Company issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the ATM offering noted above. Accordingly, the Company issued 27,195 shares of common stock to Fortress and recorded expense of approximately $106,000 related to these stock grants, which is included in general and administrative expenses in the Company’s Condensed Statements of Operations for the six months ended June 30, 2019.

Pursuant to the Founders Agreement, the Company issued 960,428 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully-diluted outstanding equity of Checkpoint on January 1, 2019 (see Notes 2 and 4).

Subsequent to the second quarter, through July 30, 2019, the Company sold a total of 1,001,485 shares of common stock under the ATM for aggregate total gross proceeds of approximately $3.1 million at an average selling price of $3.06 per share, resulting in net proceeds of approximately $3.0 million after deducting commissions and other transaction costs.

The S-3 is currently the Company’s only active shelf registration statement. Subsequent to the offerings noted above, approximately $61.5 million of the shelf remains available for sale under the S-3. The Company may offer the securities under the S-3 from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders. The Company believes that the S-3 provides it with the flexibility to raise additional capital to finance its operations as needed.

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

As of June 30, 2019, 1,534,805 shares are available for issuance under the 2015 Incentive Plan.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activity for the six months ended June 30, 2019:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	2,932,106	$4.22
Granted	781,652	3.35
Forfeited	(21,000)	3.16
Vested	(180,626)	1.06
Nonvested at June 30, 2019	3,512,132	$4.34

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

As of June 30, 2019, there was $4.2 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.2 years. This amount does not include, as of June 30, 2019, 333,334 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Stock Options

The following table summarizes stock option award activity for the six months ended June 30, 2019:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	60,000	$5.43	8.09
Granted	50,000	3.25	9.57
Outstanding as of June 30, 2019	110,000	$4.44	8.49

Upon the exercise of stock options, the Company will issue new shares of its common stock.

Warrants

A summary of warrant activities for the six months ended June 30, 2019 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	4,280,972	$6.69	2.33
Exercised	(47,379)	-	-
Outstanding as of June 30, 2019	4,233,593	$6.77	1.78

Upon the exercise of warrants, the Company will issue new shares of its common stock.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2019 and 2018 ($ in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Research and development	$184	$(392)	$380	$288
General and administrative	629	464	1,231	921
Total stock-based compensation expense	$813	$72	$1,611	$1,209

Note 7 - Accounts Payable and Accrued Expenses

At June 30, 2019 and December 31, 2018, accounts payable and accrued expenses consisted of the following ($ in thousands):

	June 30,	December 31,
	2019	2018
Accounts payable	$3,872	$9,750
Accrued compensation	200	439
Research and development	2,735	1,751
Other	286	377
Accounts payable and accrued expenses - related party	921	776
Total accounts payable and accrued expenses	$8,014	$13,093

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

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2019, we have an accumulated deficit of $106.1 million.

We are a majority-controlled subsidiary of Fortress.

Checkpoint Therapeutics, Inc. was incorporated in Delaware on November 10, 2014 and commenced principal operations in March 2015. Our executive offices are located at 2 Gansevoort Street, 9th Floor, New York, NY 10014. Our telephone number is (781) 652-4500 and our email address is ir@checkpointtx.com.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

Revenue

For the three months ended June 30, 2019, revenue was approximately $1.1 million compared to approximately $0.1 million for the three months ended June 30, 2018, an increase of $1.0 million. Revenue for the current period primarily consisted of $1.0 million from TGTX related to an upfront licensing fee due upon the signing of an amendment to the collaboration agreement. Revenue for the three months ended June 30, 2018 consisted of $0.1 million from TGTX related to the sublicense agreement for CK-103.

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

For the three months ended June 30, 2019, research and development expenses were approximately $4.1 million, compared to $5.5 million for the three months ended June 30, 2018, a decrease of $1.4 million. The decrease is primarily attributable to costs for the manufacture of material of cosibelimab incurred in the second quarter of 2018 and not replicated in the current quarter. The current period research and development expenses primarily consisted of $2.3 million related to clinical costs for our product candidates, $1.1 million related to manufacturing costs of our product candidates, and $0.2 million related to stock compensation expense. The prior period research and development expenses primarily consisted of $4.0 million related to manufacturing costs of our product candidates, $0.3 million related to preclinical development activities for our product candidates and $1.3 million related to clinical costs for our product candidates. The prior period research and development expenses were partially offset by a credit of $0.4 million in stock compensation expense, which resulted from the remeasurement of the fair value of a grant to a non-employee at the reporting period.

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

For the three months ended June 30, 2019, general and administrative expenses were approximately $1.8 million, compared to $1.4 million for the three months ended June 30, 2018, an increase of $0.4 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $0.6 million, $0.3 million related to salary expenses, $0.3 million related to legal and accounting fees and $0.1 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock under an At-the-Market Issuance Sales Agreement (the “ATM”). The prior period general and administrative expenses primarily consisted of $0.5 million related to stock compensation expense, $0.2 million related to salary expenses and $0.2 million related to legal and accounting fees.

We anticipate our general and administrative expenses will remain relatively consistent in future periods in 2019.

Comparison of the Six Months Ended June 30, 2019 and 2018

Revenue

For the six months ended June 30, 2019, revenue was approximately $1.4 million compared to approximately $0.5 million for the six months ended June 30, 2018, an increase of $0.9 million. Revenue for the current period primarily consisted of $1.4 million from TGTX related to the collaboration agreement, including a $1.0 million upfront licensing fee due upon the signing of an amendment to the agreement and approximately $0.3 million for the purchase of clinical material of cosibelimab (formerly referred to as CK-301). Revenue for the six months ended June 30, 2018 consisted primarily of $0.4 million from TGTX related to the sublicense agreement for CK-103, $44,000 from TGTX in connection with the collaboration agreement and $31,000 from TGTX in connection with the Sponsored Research Agreement with NeuPharma.

Research and Development Expenses

For the six months ended June 30, 2019, research and development expenses were approximately $8.7 million, compared to $12.4 million for the six months ended June 30, 2018, a decrease of $3.7 million. The decrease is primarily attributable to costs for the manufacture of material of cosibelimab incurred in the first half of 2018 and not replicated in the current period. The current period research and development expenses primarily consisted of $4.6 million related to clinical costs for our product candidates, $2.9 million related to manufacturing costs of our product candidates, and $0.4 million related to stock compensation expense. The prior period research and development expenses primarily consisted of consisted of $8.1 million related to manufacturing costs of our product candidates, $0.9 million related to preclinical development activities for our product candidates, $2.4 million related to clinical costs for our product candidates and $0.3 million related to stock compensation expense.

General and Administrative Expenses

For the six months ended June 30, 2019, general and administrative expenses were approximately $3.5 million, compared to $3.5 million for the six months ended June 30, 2018. The current period general and administrative expenses primarily consisted of stock compensation expense of $1.2 million, $0.6 million related to salary expenses, $0.6 million related to legal and accounting fees and $0.1 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock under an ATM. The prior period general and administrative expenses primarily consisted of stock compensation expense of $0.9 million, $0.6 million related to our issuance of shares to Fortress in connection with our March 2018 common stock offering pursuant to the Founders Agreement, $0.6 million related to salary expenses and $0.5 million related to legal and accounting fees.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2019, we had an accumulated deficit of $106.1 million.

During the six months ended June 30, 2019, we sold a total of 1,088,226 shares of common stock under the ATM for aggregate total gross proceeds of approximately $4.5 million at an average selling price of $4.12 per share, resulting in net proceeds of approximately $4.4 million after deducting commissions and other transactions costs.

Our major sources of cash have been proceeds from the sale of equity securities. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalent balances at June 30, 2019, combined with the additional capital raised in the third quarter of 2019, are sufficient to fund our anticipated operating cash requirements for at least one year from the date of this Quarterly Report on Form 10-Q.

Cash Flows for the Six Months Ended June 30, 2019 and 2018

Operating Activities

Net cash used in operating activities was $13.2 million for the six months ended June 30, 2019, compared to $11.7 million for the six months ended June 30, 2018. The increase in net cash used in operating activities was primarily related to the payment of manufacturing and other product development activities for our product candidates in the current period that were incurred in the fourth quarter of 2018.

Investing Activities

There were no investing activities for the six months ended June 30, 2019 and 2018.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 related to net proceeds of $4.4 million from the issuance of common stock as part of our ATM offering. Net cash provided for the six months ended June 30, 2018 related to net proceeds of $20.8 million from the issuance of common stock as part of our underwritten public offering in March 2018.

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

With respect to the quarter ended June 30, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2019 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Bipartisan Budget Act of 2018, the “BBA,” which set government spending levels for Fiscal Years 2018 and 2019, revised certain provisions of the ACA. Specifically, beginning in 2019, the BBA increased manufacturer point-of-sale discounts off negotiated prices of applicable brand drugs in the Medicare Part D coverage gap from 50% to 70%, ultimately increasing the liability for brand drug manufacturers. Further, this mandatory manufacturer discount applied to biosimilars beginning in 2019.

The 116th Congress has explored legislation intended to address the cost of prescription drugs. Notably, the major committees of jurisdiction in the Senate (Finance Committee, Health, Education, Labor and Pensions Committee, and Judiciary Committee), have marked up legislation intended to address various elements of the prescription drug supply chain. Proposals include a significant overhaul of the Medicare Part D benefit design, addressing patent “loopholes”, and efforts to cap the increase in drug prices. The House Energy and Commerce Committee approved drug-related legislation intended to increase transparency of drug prices and also curb anti-competitive behavior in the pharmaceutical supply chain. In addition, the House Ways & Means Committee approved legislation intended to improve drug price transparency, including for drug manufacturers to justify certain price increases. While we cannot predict what proposals may ultimately become law, the elements under consideration could significantly change the landscape in which the pharmaceutical market operates.

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

HHS has made numerous other proposals aimed at lowering drug prices for Medicare beneficiaries and increasing price transparency. These proposals include giving Medicare Advantage and Part D plans flexibility in the availability of drugs in “protected classes,” more transparency in the cost of drugs, including the beneficiary’s financial liability, and less costly alternatives and permitting the use of step therapy as a means of prior authorization. HHS has also proposed requiring pharmaceutical manufacturers disclose the prices of certain drugs in direct-to-consumer television advertisements. The proposal related to protected classes has been withdrawn and the disclosure requirements have been rejected by the courts. In addition, a proposed rule that would have passed drug rebates to consumers at the point of sale also has been withdrawn. However, it appears the Trump Administration will continue to explore its authority to make regulatory changes to the pharmaceutical industry. For example, the Trump Administration released an Advance Notice of Proposed Rulemaking related to an international price index model. It is unclear what eventually will be proposed, but the President has alluded to the concept of “most favored nation” pricing with regards to U.S. drug purchasing. In addition, HHS, in conjunction with the FDA, announced that it will be exploring a reimportation pathway in certain instances and for certain drugs.

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

There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare products and services. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

●	our ability to generate revenues and achieve or maintain profitability;

●	the demand for any products for which we may obtain regulatory approval;

●	our ability to set a price that we believe is fair for our products;

●	the level of taxes that we are required to pay; and

●	the availability of capital.

In addition, governments may impose price controls, which may adversely affect our future profitability.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad.

We cannot predict the likelihood, nature or extent of how government regulation that may arise from future legislation or administrative or executive action taken by the U.S. presidential administration may impact our business and industry. In particular, the U.S. President has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 23, 2017, President Trump ordered a civilian hiring freeze for all executive departments and agencies, including the FDA, which prohibits the FDA from filling employee vacancies or creating new positions. Under the terms of the order, the freeze was to remain in effect until implementation of a plan to be recommended by the Director for the Office of Management and Budget (“OMB”) in consultation with the Director of the Office of Personnel Management, to reduce the size of the federal workforce through attrition. An under-staffed FDA could result in delays in FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance or implement or enforce regulatory requirements in a timely fashion or at all. This hiring freeze was lifted later in 2017. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

In addition, on October 12, 2017, the President released an Executive Order intended to promote health care choices and competition and on June 24, 2019, the President released an Executive Order intended to improve price transparency and quality transparency. These may push HHS, FDA, and other relevant agencies to engage in rulemaking that may impact the pharmaceutical industry.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014, and have an accumulated deficit of $106.1 million as of June 30, 2019. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. We currently anticipate that our cash and cash equivalent balances at June 30, 2019, combined with the additional capital raised in the third quarter of 2019, are sufficient to fund our anticipated operating cash requirements for at least one year from the date of this Quarterly Report on Form 10-Q.

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

In connection with our license agreement with Dana-Farber and Adimab, we entered into a collaboration agreement with TGTX to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs, including cosibelimab (formerly referred to as CK-301), in the field of hematological malignancies. Michael S. Weiss, our Chairman of the Board of Directors, is also the Executive Chairman, President and Chief Executive Officer of TGTX. As such, as the collaboration agreement proceeds, certain conflicts of interest may arise between us and TGTX. Those conflicts will have to be resolved by our officers and directors who are unaffiliated with TGTX, and also by officers and directors of TGTX who are unaffiliated with us. This may lead to less than desirable complications and costs to both companies, which could harm our results of operations.

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

Item 6. Exhibits

Exhibit No.	Description
10.1	Amended and Restated Collaboration Agreement by and between Checkpoint Therapeutics, Inc. and TG Therapeutics, Inc. dated June 19, 2019.*
31.1	Certification of Chief Executive Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2019.
31.2	Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2019.
32.1	Certification of Chief Executive Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2019.
32.2	Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2019.
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

*Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Checkpoint Therapeutics, Inc.
(Registrant)

Date: August 8, 2019	By:	/s/ James F. Oliviero
James F. Oliviero
President and Chief Executive Officer
(Principal Executive Officer)

