Form 10-Q
period 2019-09-30
Checkpoint Therapeutics, Inc.
filed 2019-11-12
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES      ☐     NO      ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 3, 2019
Class A Common Stock, $0.0001 par value	7,000,000
Common Stock, $0.0001 par value	31,219,746

CHECKPOINT THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended September 30, 2019

Item 1. Financial Statements.

Checkpoint Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,060	$21,995
Prepaid expenses and other assets	740	1,372
Other receivables - related party	280	1,532
Total current assets	14,080	24,899
Total Assets	$14,080	$24,899

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$6,907	$12,317
Accounts payable and accrued expenses - related party	904	776
Total current liabilities	7,811	13,093
Total Liabilities	7,811	13,093

Commitments and Contingencies

Stockholders' Equity
Common Stock ($0.0001 par value), 60,000,000 shares authorized
Class A common shares, 7,000,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018	1	1
Common shares, 31,166,033 and 27,076,154 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	3	3
Common stock issuable, 0 and 960,428 shares as of September 30, 2019 and December 31, 2018, respectively	-	1,748
Additional paid-in capital	117,550	105,451
Accumulated deficit	(111,285)	(95,397)
Total Stockholders’ Equity	6,269	11,806
Total Liabilities and Stockholders’ Equity	$14,080	$24,899

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Revenue - related party	$280	$5	$1,683	$475

Operating expenses:
Research and development	3,894	7,848	12,595	20,233
General and administrative	1,620	1,544	5,081	5,090
Total operating expenses	5,514	9,392	17,676	25,323
Loss from operations	(5,234)	(9,387)	(15,993)	(24,848)

Other income
Interest income	28	43	105	100
Total other income	28	43	105	100
Net Loss	$(5,206)	$(9,344)	$(15,888)	$(24,748)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(0.15)	$(0.32)	$(0.48)	$(0.89)

Basic and diluted weighted average number of common shares outstanding	34,561,844	29,249,035	33,178,567	27,698,323

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

For the Three Months Ended September 30, 2019

	Class A Common Shares		Common Shares		Common Shares	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at June 30, 2019	7,000,000	$1	29,960,034	$3	$-	$113,284	$(106,079)	$7,209
Issuance of common shares, net of offering costs - At-the-market offering	-	-	1,142,298	-	-	3,341	-	3,341
Stock-based compensation expense	-	-	9,000	-	-	833	-	833
Issuance of common shares - Founders Agreement	-	-	28,555	-	-	92	-	92
Exercise of warrants	-	-	26,146	-	-	-	-	-
Net loss	-	-	-	-	-	-	(5,206)	(5,206)
Balances at September 30, 2019	7,000,000	$1	31,166,033	$3	$-	$117,550	$(111,285)	$6,269

For the Nine Months Ended September 30, 2019

	Class A Common Shares		Common Shares		Common Shares	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2018	7,000,000	$1	27,076,154	$3	$1,748	$105,451	$(95,397)	$11,806
Issuance of common shares, net of offering costs - At-the-market offering	-	-	2,230,524	-	-	7,709	-	7,709
Stock-based compensation expense	-	-	769,652	-	-	2,444	-	2,444
Issuance of common shares - Founders Agreement	-	-	1,016,178	-	(1,748)	1,946	-	198
Exercise of warrants	-	-	73,525	-	-	-	-	-
Net loss	-	-	-	-	-	-	(15,888)	(15,888)
Balances at September 30, 2019	7,000,000	$1	31,166,033	$3	$-	$117,550	$(111,285)	$6,269

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

For the Three Months Ended September 30, 2018

	Class A Common Shares		Common Shares		Common Shares	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at June 30, 2018	7,000,000	$1	25,107,864	$3	$-	$96,734	$(74,434)	$22,304
Issuance of common shares for cash, net of offering costs - Public offering	-	-	-	-	-	11	-	11
Issuance of common shares, net of offering costs - At-the-market offering	-	-	1,841,774	-	-	7,747	-	7,747
Stock-based compensation expense	-	-	-	-	-	1,127	-	1,127
Issuance of common shares - Founders Agreement	-	-	46,042	-	-	174	-	174
Exercise of warrants	-	-	558	-	-	-	-	-
Net loss	-	-	-	-	-	-	(9,344)	(9,344)
Balances at September 30, 2018	7,000,000	$1	26,996,238	$3	$-	$105,793	$(83,778)	$22,019

For the Nine Months Ended September 30, 2018

	Class A Common Shares		Common Shares		Common Shares	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2017	7,000,000	$1	18,512,429	$2	$2,296	$71,772	$(59,030)	$15,041
Issuance of common shares, net of offering costs - Public offering	-	-	5,290,000	1	-	20,827	-	20,828
Issuance of common shares, net of offering costs - At-the-market offering	-	-	1,841,774	-	-	7,747	-	7,747
Stock-based compensation expense	-	-	566,240	-	-	2,336	-	2,336
Issuance of common shares - Founders Agreement	-	-	770,128	-	(2,296)	3,111	-	815
Exercise of warrants	-	-	15,667	-	-	-	-	-
Net loss	-	-	-	-	-	-	(24,748)	(24,748)
Balances at September 30, 2018	7,000,000	$1	26,996,238	$3	$-	$105,793	$(83,778)	$22,019

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the nine months ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(15,888)	$(24,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,444	2,336
Issuance of common shares - Founders Agreement	198	815
Changes in operating assets and liabilities:
Prepaid expenses and other assets	632	661
Other receivables - related party	1,252	326
Accounts payable and accrued expenses	(5,282)	2,410
Net cash used in operating activities	(16,644)	(18,200)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	23,012
Offering costs for the issuance of common stock	-	(2,184)
Proceeds from issuance of common stock – At-the-market offering	7,904	7,981
Offering costs for the issuance of common stock – At-the-market offering	(195)	(234)
Net cash provided by financing activities	7,709	28,575

Net (decrease) increase in cash and cash equivalents	(8,935)	10,375
Cash and cash equivalents at beginning of period	21,995	19,225
Cash and cash equivalents at end of period	$13,060	$29,600

Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$1,748	$2,296

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 - Organization and Description of Business Operations

Checkpoint Therapeutics, Inc. (the “Company” or “Checkpoint”) was incorporated in Delaware on November 10, 2014. Checkpoint is a clinical-stage immunotherapy and targeted oncology company focused on the acquisition, development and commercialization of novel treatments for patients with solid tumor cancers. The Company may acquire rights to these technologies by licensing the rights or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market. The Company may also enter into collaboration agreements with third and related parties including sponsored research agreements to develop these technologies for liquid tumors while retaining the rights in solid tumors.

The Company is a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress”).

The Company’s common stock is listed on the NASDAQ Capital Market and trades under the symbol “CKPT.”

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2019, the Company had an accumulated deficit of $111.3 million.

During the nine months ended September 30, 2019, the Company sold a total of 2,230,524 shares of common stock under an At-the-Market Issuance Sales Agreement for aggregate total gross proceeds of approximately $7.9 million at an average selling price of $3.54 per share, resulting in net proceeds of approximately $7.7 million after deducting commissions and other transaction costs.

The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, which may include financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at September 30, 2019 will be sufficient to fund its anticipated operating cash requirements for at least one year from the date of this Quarterly Report on Form 10-Q.

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

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A common stock pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The following table summarizes potentially dilutive securities outstanding at September 30, 2019 and 2018, that were excluded from the computation of diluted net loss per share, as they would be anti-dilutive:

	September 30,
	2019	2018
Warrants (Note 6)	4,207,447	4,310,888
Stock options (Note 6)	110,000	60,000
Unvested restricted stock (Note 6)	3,402,151	2,956,418
Total	7,719,598	7,327,306

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

In connection with the license agreement with Dana-Farber, in March 2015 the Company entered into a collaboration agreement with TGTX, which was amended and restated in June 2019, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retains the right to develop and commercialize these antibodies in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the original collaboration agreement, TGTX paid the Company $0.5 million, representing an upfront licensing fee. Upon the signing of the amended and restated collaboration agreement in June 2019, TGTX paid the Company an additional $1.0 million upfront licensing fee. The Company is eligible to receive substantive potential milestone payments for the anti-PD-L1 program of up to an aggregate of approximately $28.6 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $9.4 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $19.2 million upon regulatory filings and first commercial sales in specified territories. The Company is also eligible to receive substantive potential milestone payments for the anti-GITR antibody program of up to an aggregate of approximately $21.5 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, the Company is eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales for both programs, in addition to royalty payments based on a tiered low double-digit percentage of net sales. Following the second anniversary of the effective date of the agreement, the Company receives an annual license maintenance fee, which is creditable against milestone payments or royalties due to the Company. TGTX also pays the Company for its out-of-pocket costs of material used by TGTX for their development activities. For the three months ended September 30, 2019 and 2018, the Company recognized approximately $0.3 million and $0, respectively, in revenue from its collaboration agreement with TGTX in the Condensed Statements of Operations. For the nine months ended September 30, 2019 and 2018, the Company recognized approximately $1.6 million and $44,000, respectively, in revenue from its collaboration agreement with TGTX in the Condensed Statements of Operations.

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

In September 2016, the Company dosed the first patient in a Phase 1 clinical study of CK-101, which is currently ongoing as of September 30, 2019.

In connection with the license agreement with NeuPharma, in March 2015, Fortress entered into an option agreement with TGTX, a related party, which agreement was assigned to the Company by Fortress on the same date, for a global collaboration of certain compounds licensed. The option agreement expired on December 31, 2018.

Also, in connection with the license agreement with NeuPharma, the Company entered into a Sponsored Research Agreement with NeuPharma for certain research and development activities. Effective January 11, 2016, TGTX agreed to assume all costs associated with this Sponsored Research Agreement and paid the Company for all amounts previously paid by the Company. This assumption of costs by TGTX survives any termination or expiration of the option agreement. For the three months ended September 30, 2019 and 2018, the Company did not recognize any revenue in connection with the Sponsored Research Agreement in the Condensed Statements of Operations. For the nine months ended September 30, 2019 and 2018, the Company recognized $0 and approximately $31,000, respectively, in revenue in connection with the Sponsored Research Agreement in the Condensed Statements of Operations.

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

In connection with the license agreement with Jubilant, the Company entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retains the right to develop and commercialize these compounds in the field of solid tumors. Under the terms of the Sublicense Agreement, TGTX paid the Company $1.0 million, representing an upfront licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.2 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, the Company is eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays the Company 50% of IND enabling costs and patent expenses. For the three months ended September 30, 2019 and 2018, the Company recognized approximately $13,000 and $5,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations. For the nine months ended September 30, 2019 and 2018, the Company recognized approximately $37,000 and $399,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations.

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

The milestone payments are based on successful achievement of clinical development, regulatory, and sales milestones. Because these payments are contingent on the occurrence of a future event, they represent variable consideration and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The sales-based royalty payments are recognized as revenue when the subsequent sales occur. The Company also receives variable consideration for certain research and development, out-of-pocket material costs and patent maintenance related activities that are dependent upon the Company’s actual expenditures under the collaborations and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Revenue is recognized approximately when the amounts become due because it relates to an already satisfied performance obligation. For the nine months ended September 30, 2019, the Company did not receive any milestone or royalty payments.

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

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of the Company’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of its Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. For each of the three months ended September 30, 2019 and 2018, the Company recognized $125,000 in expense in its Condensed Statements of Operations related to the MSA. For each of the nine months ended September 30, 2019 and 2018, the Company recognized $375,000 in expense in its Condensed Statements of Operations related to the MSA.

Caribe BioAdvisors, LLC

In December 2016, the Company entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For the three months ended September 30, 2019 and 2018, the Company recognized approximately $28,000 and $24,000, respectively, in expense in its Condensed Statements of Operations related to the advisory agreement, including approximately $13,000 and $9,000, respectively, in expense related to annual equity incentive grants. For the nine months ended September 30, 2019 and 2018, the Company recognized $76,000 and $64,000, respectively, in expense in its Condensed Statements of Operations related to the advisory agreement, including $31,000 and $19,000 in expense related to annual equity incentive grants.

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

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of September 30, 2019 and December 31, 2018, there was no litigation against the Company.

Note 6 - Stockholders’ Equity

Common Stock

The Company is authorized to issue 60,000,000 common shares with a par value of $0.0001 per share, of which 7,000,000 shares are designated as “Class A common stock.” As of September 30, 2019 and December 31, 2018, there were 7,000,000 shares of Class A common stock issued and outstanding to Fortress. Dividends are to be distributed pro-rata to the Class A and common stock holders. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stock holders are entitled to a number of votes per share equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

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

During the nine months ended September 30, 2019, the Company sold a total of 2,230,524 shares of common stock under the ATM for aggregate total gross proceeds of approximately $7.9 million at an average selling price of $3.54 per share, resulting in net proceeds of approximately $7.7 million after deducting commissions and other transaction costs.

Pursuant to the Founders Agreement, the Company issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the ATM offerings noted above. Accordingly, the Company issued 55,750 shares of common stock to Fortress and recorded expense of approximately $198,000 related to these stock grants, which is included in general and administrative expenses in the Company’s Condensed Statements of Operations for the nine months ended September 30, 2019.

Pursuant to the Founders Agreement, the Company issued 960,428 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully-diluted outstanding equity of Checkpoint on January 1, 2019 (see Notes 2 and 4).

The S-3 is currently the Company’s only active shelf registration statement. Subsequent to the offerings noted above, approximately $61.1 million of securities remain available for sale under the S-3. The Company may offer the securities under the S-3 from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders. The Company believes that the S-3 provides it with the flexibility to raise additional capital to finance its operations as needed.

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

As of September 30, 2019, 1,525,805 shares are available for issuance under the 2015 Incentive Plan.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activity for the nine months ended September 30, 2019:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	2,932,106	$4.22
Granted	790,652	3.34
Forfeited	(21,000)	3.16
Vested	(299,607)	1.97
Nonvested at September 30, 2019	3,402,151	$4.22

As of September 30, 2019, there was $3.4 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.0 years. This amount does not include, as of September 30, 2019, 333,334 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Stock Options

The following table summarizes stock option award activity for the nine months ended September 30, 2019:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	60,000	$5.43	8.09
Granted	50,000	3.25
Outstanding as of September 30, 2019	110,000	$4.44	8.24

Upon the exercise of stock options, the Company will issue new shares of its common stock.

Warrants

A summary of warrant activities for the nine months ended September 30, 2019 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	4,280,972	$6.69	2.33
Exercised	(73,525)	-
Outstanding as of September 30, 2019	4,207,447	$6.81	1.50

Upon the exercise of warrants, the Company will issue new shares of its common stock.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018 ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Research and development	$179	$642	$559	$930
General and administrative	654	485	1,885	1,406
Total stock-based compensation expense	$833	$1,127	$2,444	$2,336

Note 7 - Accounts Payable and Accrued Expenses

At September 30, 2019 and December 31, 2018, accounts payable and accrued expenses consisted of the following ($ in thousands):

	September 30,	December 31,
	2019	2018
Accounts payable	$3,728	$9,750
Accrued compensation	293	439
Research and development	2,601	1,751
Other	285	377
Accounts payable and accrued expenses - related party	904	776
Total accounts payable and accrued expenses	$7,811	$13,093

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

Overview

We are a clinical-stage immunotherapy and targeted oncology company focused on the acquisition, development and commercialization of novel treatments for patients with solid tumor cancers. We are currently evaluating our lead antibody product candidate, cosibelimab, a potentially differentiated anti-PD-L1 antibody licensed from the Dana-Farber Cancer Institute, in an ongoing Phase 1 clinical trial in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including ongoing cohorts intended to support one or more Biologics License Application (“BLA”) submissions. In addition, we are currently evaluating our lead small-molecule, targeted anti-cancer agent, CK-101, in a Phase 1 clinical trial for the treatment of patients with EGFR mutation-positive NSCLC.

We have also entered into various collaboration agreements with TGTX, a related party, to develop and commercialize certain assets in connection with our licenses in the field of hematological malignancies, while we retain the right to develop and commercialize these assets in solid tumors.

In September 2018, we announced preliminary interim safety and efficacy data from our ongoing Phase 1 clinical trial of CK-101. The data were presented in an oral presentation at the IASLC 19th World Conference on Lung Cancer in Toronto. Enrollment in the trial is ongoing to identify the optimal dose with a new softgel capsule formulation to maximize therapeutic effect, following which a Phase 3 trial is planned to initiate in treatment-naïve EGFR mutation-positive NSCLC patients.

In September 2019, we announced updated interim results from our ongoing multicenter Phase 1 clinical trial of anti-PD-L1 antibody cosibelimab. The data were presented in a poster presentation at the European Society for Medical Oncology (ESMO) Congress 2019 in Barcelona, Spain. We continue to enroll cutaneous squamous cell carcinoma (“CSCC”) patients to support an initial BLA submission for cosibelimab based on this ongoing clinical trial.

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2019, we have an accumulated deficit of $111.3 million.

We are a majority-controlled subsidiary of Fortress.

Checkpoint Therapeutics, Inc. was incorporated in Delaware on November 10, 2014 and commenced principal operations in March 2015. Our executive offices are located at 2 Gansevoort Street, 9th Floor, New York, NY 10014. Our telephone number is (781) 652-4500 and our email address is ir@checkpointtx.com.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

Revenue

For the three months ended September 30, 2019, revenue was approximately $280,000 compared to approximately $5,000 for the three months ended September 30, 2018, an increase of $275,000. Revenue for the current period primarily consisted of $238,000 from TGTX for the purchase of clinical material of cosibelimab (formerly referred to as CK-301). Revenue for the three months ended September 30, 2018 consisted of $5,000 from TGTX related to the sublicense agreement for CK-103.

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

For the three months ended September 30, 2019, research and development expenses were approximately $3.9 million, compared to $7.8 million for the three months ended September 30, 2018, a decrease of $3.9 million. The decrease is primarily attributable to costs for the manufacture of material of cosibelimab incurred in the third quarter of 2018 and not replicated in the current quarter. The current period research and development expenses primarily consisted of $2.3 million related to clinical costs for our product candidates, $1.1 million related to manufacturing costs of our product candidates, and $0.2 million related to stock compensation expense. The prior period research and development expenses primarily consisted of $4.7 million related to manufacturing costs of our product candidates, $0.2 million related to preclinical development activities for our product candidates and $1.2 million related to clinical costs for our product candidates, $1.0 million related to a non-refundable milestone payment upon the twelfth patient dosed in a Phase 1 clinical study of CK-301, and $0.6 million in stock compensation expense.

We anticipate our research and development expenses to remain relatively consistent for the remainder of 2019.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities, and facilities-related expenses.

For the three months ended September 30, 2019, general and administrative expenses were approximately $1.6 million, compared to $1.5 million for the three months ended September 30, 2018, an increase of $0.1 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $0.7 million, $0.3 million related to salary expenses, $0.2 million related to legal and accounting fees and $0.1 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock under an At-the-Market Issuance Sales Agreement (the “ATM”). The prior period general and administrative expenses primarily consisted of stock compensation expense of $0.5 million, $0.2 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock under an ATM, $0.2 million related to salary expenses and $0.2 million related to legal and accounting fees.

We anticipate our general and administrative expenses will remain relatively consistent for the remainder of 2019.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Revenue

For the nine months ended September 30, 2019, revenue was approximately $1.7 million compared to approximately $0.5 million for the nine months ended September 30, 2018, an increase of $1.2 million. Revenue for the current period primarily consisted of $1.6 million from TGTX related to the collaboration agreement, including a $1.0 million upfront licensing fee due upon the signing of an amendment to the agreement and approximately $0.6 million for the purchase of clinical material of cosibelimab (formerly referred to as CK-301). Revenue for the nine months ended September 30, 2018 consisted primarily of $0.4 million from TGTX related to the sublicense agreement for CK-103, $44,000 from TGTX in connection with the collaboration agreement and $31,000 from TGTX in connection with the Sponsored Research Agreement with NeuPharma.

Research and Development Expenses

For the nine months ended September 30, 2019, research and development expenses were approximately $12.6 million, compared to $20.2 million for the nine months ended September 30, 2018, a decrease of $7.6 million. The decrease is primarily attributable to costs for the manufacture of material of cosibelimab incurred in 2018 and not replicated in the current period. The current period research and development expenses primarily consisted of $6.8 million related to clinical costs for our product candidates, $4.0 million related to manufacturing costs of our product candidates, and $0.6 million related to stock compensation expense. The prior period research and development expenses primarily consisted of consisted of $12.8 million related to manufacturing costs of our product candidates, $1.1 million related to preclinical development activities for our product candidates, $3.6 million related to clinical costs for our product candidates, $1.0 million related to a non-refundable milestone payment upon the twelfth patient dosed in a Phase 1 clinical study of CK-301, and $0.9 million related to stock compensation expense.

General and Administrative Expenses

For the nine months ended September 30, 2019, general and administrative expenses were approximately $5.1 million, compared to $5.1 million for the nine months ended September 30, 2018. The current period general and administrative expenses primarily consisted of stock compensation expense of $1.9 million, $0.8 million related to salary expenses, $0.8 million related to legal and accounting fees and $0.2 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock under an ATM. The prior period general and administrative expenses primarily consisted of stock compensation expense of $1.4 million, $0.8 million related to our issuance of shares to Fortress in connection with our March and September 2018 common stock offerings pursuant to the Founders Agreement, $0.8 million related to salary expenses and $0.7 million related to legal and accounting fees.

 Liquidity and Capital Resources

We have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2019, we had an accumulated deficit of $111.3 million.

During the nine months ended September 30, 2019, we sold a total of 2,230,524 shares of common stock under the ATM for aggregate total gross proceeds of approximately $7.9 million at an average selling price of $3.54 per share, resulting in net proceeds of approximately $7.7 million after deducting commissions and other transactions costs.

Our major sources of cash have been proceeds from the sale of equity securities. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalent balances at September 30, 2019 are sufficient to fund our anticipated operating cash requirements for at least one year from the date of this Quarterly Report on Form 10-Q.

Cash Flows for the Nine Months Ended September 30, 2019 and 2018

Operating Activities

Net cash used in operating activities was $16.6 million for the nine months ended September 30, 2019, compared to $18.2 million for the nine months ended September 30, 2018. The decrease in net cash used in operating activities was primarily related to a decrease in manufacturing of cosibelimab clinical supply in the current period.

Investing Activities

There were no investing activities for the nine months ended September 30, 2019 and 2018.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 related to net proceeds of $7.7 million from the issuance of common stock as part of our ATM offerings. Net cash provided for the nine months ended September 30, 2018 related to net proceeds of $20.8 million from the issuance of common stock as part of our underwritten public offering in March 2018 and net proceeds of $7.7 million from the issuance of common stock as part of our ATM offerings in September 2018.

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

With respect to the quarter ended September 30, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2019 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we intend to use data from our ongoing Phase 1 clinical trial of cosibelimab to support one or more U.S. BLAs in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, we have never held a meeting with the FDA to discuss this strategy and to date have enrolled all patients in this Phase 1 trial outside the United States. We believe, based on published FDA guidance documents, public statements of companies with comparable product candidates and public statements by the director of the FDA’s Oncology Center of Excellence, that exclusively foreign clinical data may be acceptable to support marketing approval(s) under FDA regulations. We intend to discuss this approach with the FDA.

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

There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare products and services. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

•	our ability to generate revenues and achieve or maintain profitability;

•	the demand for any products for which we may obtain regulatory approval;

•	our ability to set a price that we believe is fair for our products;

•	the level of taxes that we are required to pay; and

•	the availability of capital.

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

Even if we obtain regulatory approval for one or more of our product candidates, the product may not gain market acceptance among physicians, health care payors, patients and the medical community, which are critical to commercial success. Market acceptance of any product candidate for which we receive approval depends on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;

•	any potential differentiation of the drug versus available therapies;

•	the clinical indications for which the drug is approved;

•	acceptance by physicians, major operators of cancer clinics and patients of the drug as a safe and effective treatment;

•	the safety of such product candidate seen in a broader patient group, including its use outside the approved indications;

•	the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;

•	the availability of adequate reimbursement and pricing by third-party payors and government authorities;

•	the relative convenience and ease of administration of the product candidate for clinical practices;

•	the product labeling or product insert required by the FDA or regulatory authority in other countries;

•	the approval, availability, market acceptance and reimbursement for a companion diagnostic, if any;

•	the prevalence and severity of adverse side effects; and

•	the effectiveness of our sales and marketing efforts.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014, and have an accumulated deficit of $111.3 million as of September 30, 2019. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. We currently anticipate that our cash and cash equivalent balances at September 30, 2019 are sufficient to fund our anticipated operating cash requirements for at least one year from the date of this Quarterly Report on Form 10-Q.

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

Our results of operations could be materially negatively affected by economic conditions generally, both in the U.S. and else where around the world. Concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and residential real estate market in the U.S. could contribute to increased volatility and diminished expectations for the economy and the markets going forward. These factors, potentially combined with volatile oil prices, declining business and consumer confidence and increased unemployment, may precipitate an economic recession and fears of a possible depression. Domestic and international equity markets may experience heightened volatility and turmoil. These events and any market upheavals may have an adverse effect on us. In the event of a market downturn, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may further decline.

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

Item 6. Exhibits

Exhibit No.	Description
10.1	Amendment No. 4, dated October 7, 2019, to the Executive Employment Agreement dated October 13, 2015, by and between Checkpoint Therapeutics, Inc. and James F. Oliviero III. #

31.1	Certification of Chief Executive Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2019.

31.2	Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2019.

32.1	Certification of Chief Executive Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2019.

32.2	Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2019.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

# Management Compensation Arrangement.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Checkpoint Therapeutics, Inc.
(Registrant)

Date: November 8, 2019	By:	/s/ James F. Oliviero
James F. Oliviero
President and Chief Executive Officer
(Principal Executive Officer)