Form 10-K
period 2019-12-31
Checkpoint Therapeutics, Inc.
filed 2020-03-11
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to                   .

Commission File Number 001-38128

CHECKPOINT THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-2568632
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Gansevoort Street, 9th Floor
New York, New York 10014	10014
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 652-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per	CKPT	NASDAQ Capital Market

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

As of June 28, 2019, the last business day of the registrant’s mostly recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $68,543,036 based upon the closing sale price of our common stock of $3.03 on that date. Common stock held by each officer and director and by each person known to own in excess of 5% of outstanding shares of our common stock has been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status in not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of March 6, 2020
Class A Common Stock, $0.0001 par value	7,000,000
Common Stock, $0.0001 par value	48,038,506

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

CHECKPOINT THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

•	expectations for increases or decreases in expenses;

•	expectations for the clinical and preclinical development, manufacturing, regulatory approval, and commercialization of our pharmaceutical product candidates or any other products we may acquire or in-license;

•	use of clinical research centers and other contractors;

•	expectations as to the timing of commencing or completing preclinical and clinical trials and the expected outcomes of those trials;

•	intention to use data from our ongoing Phase 1 clinical trial of cosibelimab to support the submissions of one or more U.S. Biologics License Applications and relatedly, our assumption that exclusively foreign clinical data may be acceptable to support marketing approval under Food and Drug Administration regulations;

•	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;

•	expectations for generating revenue or becoming profitable on a sustained basis;

•	expectations or ability to enter into marketing and other partnership agreements;

•	expectations or ability to enter into product acquisition and in-licensing transactions;

•	expectations or ability to build our own commercial infrastructure to manufacture, market and sell our product candidates;

•	expectations for the acceptance of our products by doctors, patients or payors;

•	ability to compete against other companies and research institutions;

•	ability to secure adequate protection for our intellectual property;

•	ability to attract and retain key personnel;

•	ability to obtain reimbursement for our products;

•	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;

•	stock price and the volatility of the equity markets;

•	expected losses; and

•	expectations for future capital requirements.

The forward-looking statements contained in this report reflect our views and assumptions as of the effective date of this report. Except as required by law, we assume no responsibility for updating any forward-looking statements.

We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1.	Business

OVERVIEW

We are a clinical-stage immunotherapy and targeted oncology company focused on the acquisition, development and commercialization of novel treatments for patients with solid tumor cancers. We are evaluating our lead antibody product candidate, cosibelimab, a potentially differentiated anti-Programmed Death Ligand-1 (“PD-L1”) antibody licensed from the Dana-Farber Cancer Institute (“Dana-Farber”), in an ongoing Phase 1 clinical trial in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including ongoing cohorts intended to support one or more Biologics License Application (“BLA”) submissions. In addition, we are evaluating our lead small-molecule, targeted anti-cancer agent, CK-101, a third-generation epidermal growth factor receptor (“EGFR”) inhibitor, in a Phase 1 clinical trial for the treatment of patients with EGFR mutation-positive non-small cell lung cancer (“NSCLC”).

We have also entered into various collaboration agreements with TG Therapeutics, Inc. (“TGTX”), a related party, to develop and commercialize certain assets in connection with our licenses in the field of hematological malignancies, while we retain the right to develop and commercialize these assets in solid tumors.

In September 2018, we announced preliminary interim data from our ongoing Phase 1 clinical trial of CK-101. The data were presented in an oral presentation at the International Association for the Study of Lung Cancer (“IASLC”) 19th World Conference on Lung Cancer in Toronto.

In September 2019, we announced updated interim results from our ongoing multicenter Phase 1 clinical trial of anti-PD-L1 antibody cosibelimab. The data were presented in a poster presentation at the European Society for Medical Oncology (“ESMO”) Congress 2019 in Barcelona, Spain. We continue to enroll cutaneous squamous cell carcinoma (“CSCC”) patients to support an initial BLA submission for cosibelimab based on this ongoing clinical trial.

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2019, we have an accumulated deficit of $120.1 million.

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

We maintain a website with the address www.checkpointtx.com. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). We are not including the information on our website as a part of, nor incorporating it by reference into, this report. You may read and copy any such reports and amendments thereto at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

PRODUCTS UNDER DEVELOPMENT

Immuno-Oncology Agents

Cosibelimab (Anti-PD-L1) Program

Cosibelimab (formerly referred to as CK-301) is a fully-human monoclonal antibody of IgG1 subtype that directly binds to PD-L1 and blocks the PD-L1 interaction with the Programmed Death Receptor-1 (“PD-1”) and B7.1 receptors. PD-L1 is an immune-inhibitory checkpoint molecule expressed on epithelial and vascular endothelial cells, as well as by a number of immune cells, and is utilized by tumor cells as an immune escape mechanism. Cosibelimab’s primary mechanism of action is based on the inhibition of the interaction between PD-L1 and its receptors PD-1 and B7.1, which removes the suppressive effects of PD-L1 on anti-tumor CD8+ T-cells to restore the cytotoxic T cell response.

Numerous preclinical and clinical studies of third-parties have demonstrated that antibodies that block the interaction of PD-1 with its ligands, PD-L1 and PD-L2, or those that block only the interaction of PD-L1 with PD-1 can augment anti-tumor T-cell responses and lead to complete and lasting tumor eradication in a certain proportion of patients. Confirmed overall response rates (“ORRs”) in the labels for the FDA approved PD-1 and PD-L1 blocking antibodies were cited in the 20-45% range based on clinical trials in patients with CSCC and NSCLC. Potent therapeutic anti-tumor responses due to blocking of PD-1/PD-L1 interaction have been demonstrated by these approved products in patients with various solid tumors including, but not limited to, CSCC, NSCLC, melanoma, RCC, head and neck cancer and urothelial carcinoma.

We are developing cosibelimab in solid tumor oncology indications where studies of other PD-1/PD-L1 antibodies have shown to be effective. We licensed the exclusive worldwide rights to certain anti-PD-L1 antibodies from Dana-Farber in March 2015. Also in March 2015, we entered into a Global Collaboration Agreement with TGTX, a related party, to develop and commercialize anti-PD-L1 antibodies in the field of hematological malignancies. We retain the right to develop and commercialize our anti-PD-L1 antibodies in solid tumors. We believe that cosibelimab has the potential to be effective in many oncological indications as a monotherapy or in combination with other anti-tumor immune response potentiating compounds and targeted therapies.

We commenced a Phase 1 multi-center, multi-cohort clinical study for cosibelimab in October 2017. The study is evaluating the safety and tolerability of ascending doses of cosibelimab in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers. Following completion of dose escalation in March 2018, multiple dose expansion cohorts were initiated. In September 2019, we announced updated interim results from our ongoing Phase 1 clinical trial of anti-PD-L1 antibody cosibelimab. The data were presented in a poster presentation at the ESMO Congress 2019 in Barcelona, Spain. We continue to enroll CSCC patients to support an initial BLA submission to the Food and Drug Administration (“FDA”) for cosibelimab based on this ongoing clinical trial. The primary endpoint is ORR, and secondary endpoints include duration of response, progression-free survival (“PFS”), and overall survival.

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

Currently, we are in preclinical development for this program. In late 2016, we commenced chemistry, manufacturing and controls (“CMC”) development activities, which include the construction and testing of a production cell line, the development of a manufacturing process for production of the antibody, as well as the development of suitable analytical methods to characterize the antibody. We plan to develop control mechanisms to satisfy good manufacturing practice (“GMP”) requirements and scale-up manufacturing in order to conduct the required pharmacology and toxicology studies to support a potential investigational new drug (“IND”) application.

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

Third-generation EGFR inhibitors are designed to be highly selective against the EGFR T790M mutation while sparing wild-type EGFR, thereby improving tolerability and safety profiles. In November 2015, Tagrisso ® (osimertinib), a third-generation EGFR tyrosine kinase inhibitor ("TKI") developed by AstraZeneca that specifically targets the EGFR activating and T790M resistance mutations, received accelerated FDA approval for the treatment of patients with metastatic EGFR T790M mutation-positive NSCLC who have progressed on or after EGFR TKI therapy. Tagrisso received full approval from the FDA in 2017 based on data from a randomized, Phase 3 trial, in which Tagrisso significantly improved PFS versus platinum-based doublet chemotherapy, providing 10.1 months of median PFS compared to 4.4 months from chemotherapy.

 In addition, third-generation inhibitors are also active against activating EGFR mutations seen in first-line NSCLC patients and have shown efficacy in monotherapy studies. In April 2018, Tagrisso received FDA approval for the first-line treatment of NSCLC patients with EGFR mutations based on data from a randomized, Phase 3 trial, in which Tagrisso significantly improved PFS versus first-generation EGFR inhibitors, providing 18.9 months of median PFS compared to 10.2 months.

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

CK-103 BET Inhibitor Program

We are developing CK-103, a novel, selective and potent small molecule inhibitor of bromodomain and extra-terminal (“BET”) bromodomains. CK-103 binds to the first and second bromodomains (BD1, BD2) of the BET protein family, BRD2, BRD3, BRD4, and BRDT. A bromodomain is an amino acid protein domain that recognizes acetylated-lysine. The binding of the drug prevents interaction between BET proteins and both acetylated histones and transcription factors. Therefore, BET proteins, such as BRD4, are considered potential therapeutic targets in cancer, as they may play a pivotal role in regulating the transcription of key regulators of cancer cell growth and survival, including the c-Myc oncogene. BRD4 is often required for expression of c-Myc. Scientific literature has shown that small molecule inhibition of BET bromodomains may lead to selective killing of tumor cells across a broad range of hematologic malignancies and certain targeted solid tumors. We plan to develop CK-103 for the treatment of various advanced and metastatic solid tumor cancers, including, but not limited to, those associated with elevated c-Myc expression.

In May 2016, we entered into an exclusive license agreement with Jubilant Biosys Limited (“Jubilant”) to develop and commercialize novel compounds that inhibit BET bromodomains on a worldwide basis. Also in May 2016, we entered into a Sublicense Agreement with TGTX to develop and commercialize CK-103 in the field of hematological malignancies. We retain the right to develop and commercialize CK-103 in solid tumors. We have completed the required CMC, pharmacology and toxicology activities to support a potential IND application filing.

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

Product Candidate	Target Indication(s)	Development Status	Estimated Completion of Phase	Estimated Cost to Complete Phase
Cosibelimab	Cutaneous squamous cell carcinoma	Phase 1	2021*	$7 to $9 million
CK-101	EGFR mutation-positive NSCLC	Phase 1	2020	$1 to $2 million

*Completion of phase for this study indicates completion of the portion of study, which, if successful, could support a potential marketing approval application.

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

In March 2015, we licensed intellectual property related to certain antibodies from Dana-Farber. The intellectual property includes issued patents in a number of countries, including the United States and Europe, as well as pending patent applications in several countries elsewhere. The issued patents and pending patent applications relate generally to compositions and methods of treatment involving antibodies against CAIX, PD-L1 and GITR. Regarding CAIX antibodies, the in-licensed IP portfolio includes two granted U.S. patents (U.S. Patent Nos. 8,466,263 and 10,450,383) and one pending U.S. application (U.S. Appl. No. 16/658,867). The ‘263 patent is directed to isolated human monoclonal antibodies and scFv antibodies that bind to CAIX (G250) protein, and compositions and kits comprising such antibodies. The term of the ‘263 patent runs to July 9, 2029. The ‘383 patent is directed to methods of treating cancer with anti-CAIX antibodies, and its term runs until April 28, 2027. The ‘263 patent, the ‘383 patent, and any patent issuing from the ‘867 application may be entitled to any patent term restorations that might become available under the provisions of U.S. patent laws, based on regulatory delays associated with obtaining marketing approval. The European counterpart is in force in Switzerland, Liechtenstein, Germany, France and the United Kingdom.  A Canadian counterpart patent has also been issued. Both the European and Canadian counterpart patents, as well as any pending applications outside the United States, are scheduled to expire no sooner than December 2026. The PD-L1 segment of the portfolio includes a granted U.S. patent (U.S. Patent No. 9,828,434) directed to antibodies that bind to PD-L1 and a pending U.S. application (U.S. Appl. No. 15/821,087) directed to methods of augmenting a patient’s immune response by administering an anti-PD-L1 antibody. The ‘434 patent is scheduled to expire October 4, 2033, not including any patent term restorations, which might become available under the provisions of U.S. patent laws, based on regulatory delays associated with obtaining marketing approval. Australian, Japanese, South Korean, and Chinese counterpart applications have issued, and additional international counterpart applications are pending in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Colombia, and Mexico. The issued international patents and any patents maturing from these pending applications will expire no sooner than October 2033. In June 2016, we filed a U.S. provisional application (U.S. 62/356,105) directed to antibodies and functional fragments thereof that bind to human PD-L1, and methods of inhibiting tumor cell proliferation in patients using such antibodies or functional fragments. The provisional application was converted into a PCT application (PCT/US2017/039810) in June 2017, and a U.S. non-provisional application (U.S. Appl. No. 15/636,610) was filed at the same time. Additional national stage applications have since been filed in Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, Russia, Singapore, and Thailand. Any patents maturing from these pending applications will expire no sooner than June 2037.  The GITR segment of the portfolio includes an International Application No. PCT/US2015/054010, filed in October 2015, and International Application No. PCT/US2017/043504. National stage applications claiming priority to PCT/US2015/054010 are pending in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, South Korea, and Mexico. In the U.S., the original there is one granted patent (U.S. Patent No. 10,463,732) and one pending application (U.S. Appl. No. 16/672,763) that correspond with PCT/US2015.054010.  Any of these national stage applications that issue or grant as patents, would expire no earlier than October 2035.  National stage applications claiming priority to PCT/US2017/043504 are pending in the U.S. (U.S. Appl. No. 16/319,590), Australia, Brazil, Canada, China, Europe, Israel, Japan, South Korea, Singapore, Russian, and Mexico. Any of these national stage applications that issue or grant as patents (including U.S. Application No. 16/319,590), would expire no earlier than July 2037.

In March 2015, Fortress in-licensed intellectual property from NeuPharma, assigned to us by Fortress on the same date, which is directed to technology involving small molecules that are inhibitors of EGFR and kinase mutants, including the compound CK-101. EGFR is a receptor tyrosine kinase of the ErbB family and is also known as “Her1” and “ErbB1.” The in-licensed patent estate includes three granted U.S. patents, a granted European patent, a granted Japanese patent, a granted Australian patent, and a granted New Zealand patent. U.S. Patent No. 9,559,770 is directed to a generic formula of small molecules, as well as a specific claim directed to the compound, CK-101. The granted claims also cover pharmaceutically acceptable salts, pharmaceutical compositions, particular dosage forms and packaged goods. U.S. Patent No. 9,849,139 is directed to methods of inhibiting EGFR or an EGFR mutant in a subject in need thereof, comprising administering a therapeutically effective amount of the compounds of the ‘770 patent, including the compound, CK-101. U.S. Patent No. 10,172,868 is directed to methods of treating non-small cell lung cancer with the compound.  Additionally, there is a pending U.S. application in this family (U.S. Appl. No. 16/188,852). The granted foreign patents cover the compound, CK-101, and a broad range of related compounds, salts, pharmaceutical compositions, including various dosage forms of such pharmaceutical compositions and certain uses of such compounds or salts thereof in treating cancer, a disorder mediated by EGFR, or NSCLC, either alone or in combination with an additional anti-cancer and/or cytotoxic agent. The term of granted U.S. and foreign patents runs to August 22, 2034, not including any patent term restorations in the U.S., which might become available under the provisions of U.S. patent laws, based on regulatory delays associated with obtaining marketing approval. Additional counterpart applications exist in jurisdictions around the world, including, Australia, Canada, Hong Kong, Israel, the Philippines, Russia, Singapore, South Korea, Myanmar, Mexico, Brazil, India, China, and Europe. Any patents maturing from these pending applications would be scheduled to expire no sooner than August 2034.  Checkpoint has also licensed from NeuPharma an additional international application, PCT/US2019/017117, which was filed on February 7, 2019, and it directed to additional EGFR inhibitors and methods of using the same.  This international application has not yet enter national stage prosecution.

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

In addition to patent protection, we may utilize orphan drug regulations or other provisions of the Food, Drug and Cosmetic Act of 1938, as amended (“FDCA”), to provide market exclusivity for certain of our product candidates. Orphan drug regulations provide incentives to pharmaceutical and biotechnology companies to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that exist in fewer than 200,000 individuals in the U.S., or, diseases that affect more than 200,000 individuals in the U.S. but that the sponsor does not realistically anticipate will generate a net profit. Under these provisions, a manufacturer of a designated orphan-drug can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for such FDA-approved orphan product. In September 2017, we received FDA Orphan Drug Designation for CK-101 for the treatment of EGFR mutation-positive NSCLC.

LICENSING AGREEMENTS AND COLLABORATIONS

Dana-Farber Cancer Institute, Inc.

In March 2015, we entered into a license agreement with Dana-Farber, which license was amended effective on October 5, 2015, April 12, 2016, and October 24, 2016, for an exclusive, worldwide license to Dana-Farber’s patents for a portfolio of fully human immuno-oncology targeted antibodies. The field of use license includes all prophylactic, therapeutic or diagnostic uses in humans or animals excluding use in chimeric antigen receptor technology. The Dana-Farber antibodies were generated in the laboratory of Dr. Wayne Marasco, MD, PhD, a Professor in the Department of Cancer Immunology and AIDS at Dana-Farber. Under the terms of the agreement, we paid Dana-Farber an up-front licensing fee of $1.0 million and, on May 11, 2015, granted Dana-Farber five percent of our common stock on a fully-diluted basis, equal to 500,000 shares valued at $32,500 or $0.065 per share. The agreement included an anti-dilution clause that maintained Dana-Farber’s ownership at 5% until such time that we raised $10 million in cash in exchange for common shares. Pursuant to this provision, on September 30, 2015, we granted to Dana-Farber an additional 136,830 shares of common stock valued at approximately $0.6 million and the anti-dilution clause thereafter expired. Dana-Farber is eligible to receive payments of up to an aggregate of approximately $21.5 million for each licensed product upon our successful achievement of certain clinical development, regulatory and first commercial sale milestones. In addition, Dana-Farber is eligible to receive up to an aggregate of $60.0 million upon our successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales. Dana-Farber also receives an annual license maintenance fee of $50,000, which is creditable against milestone payments or royalties due to Dana-Farber. The portfolio of antibodies licensed from Dana-Farber include antibodies targeting PD-L1, GITR and CAIX. The license will terminate on a country-by-country and product-by-product basis until the royalty term in such country with respect to such product expires, at which time the agreement will expire in its entirety with respect to such product in such country. The royalty term, on a product-by-product and country-by-country basis, is the later of (i) ten years after first commercial sale of a given product in such country, or (ii) the expiration of the last-to-expire Dana-Farber patent containing a valid claim to the product in such country. To date, we have incurred $2.2 million of upfront licensing and milestone payments under this license agreement.

In connection with the license agreement with Dana-Farber, in March 2015 we entered into a collaboration agreement with TGTX, which was amended and restated in June 2019, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. We retain the right to develop and commercialize these antibodies in solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the original collaboration agreement, TGTX paid us $0.5 million, representing an upfront licensing fee. Upon the signing of the amended and restated collaboration agreement in June 2019, TGTX paid us an additional $1.0 million upfront licensing fee. We are eligible to receive substantive potential milestone payments for the anti-PD-L1 program of up to an aggregate of approximately $28.6 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $9.4 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $19.2 million upon regulatory filings and first commercial sales in specified territories. We are also eligible to receive substantive potential milestone payments for the anti-GITR antibody program of up to an aggregate of approximately $21.5 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, we are eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales for both programs, in addition to royalty payments based on a tiered low double-digit percentage of net sales. We also receive an annual license maintenance fee, which is creditable against milestone payments or royalties due to us. TGTX also pays us for our out-of-pocket costs of material used by TGTX for their development activities. The collaboration agreement will terminate on a product-by-product and country-by-country basis upon the expiration of the last licensed patent right, unless the agreement is earlier terminated. For the years ended December 31, 2019 and 2018, we recognized approximately $1.6 million and $3.0 million respectively, in revenue from our collaboration agreement with TGTX in the Statements of Operations.

Adimab, LLC

In October 2015, Fortress entered into a collaboration agreement with Adimab to discover and optimize antibodies using their proprietary core technology platform. Under this agreement, Adimab optimized cosibelimab (formerly referred to as CK-301), our anti-PD-L1 antibody which we originally licensed from Dana-Farber. In January 2019, Fortress transferred the rights to the optimized antibody to us, and we entered into a collaboration agreement directly with Adimab on the same day. Under the terms of the agreement, Adimab is eligible to receive payments up to an aggregate of approximately $7.1 million upon our successful achievement of certain clinical development and regulatory milestones, of which $4.8 million are due upon various filings for regulatory approvals to commercialize the product. In addition, Adimab is eligible to receive royalty payments based on a tiered low single digit percentage of net sales. The license will terminate on a country-by-country and product-by-product basis until the royalty term in such country with respect to such product expires, at which time the agreement will expire in its entirety with respect to such licensed product in such country. The royalty term, on a product-by-product and country-by-country basis, begins on the first commercial sale of a product in a country and ends on the later of (a) expiry of the last-to-expire licensor patent containing a valid claim to the compound in such country; or (b) twelve years after the first commercial sale of such licensed product in such country. To date, we have not incurred any costs under our collaboration agreement with Adimab. We previously incurred $1.3 million in option and milestone payments under Fortress’ collaboration agreement with Adimab.

NeuPharma, Inc.

In March 2015, Fortress entered into an exclusive license agreement with NeuPharma to develop and commercialize novel irreversible, 3rd generation EGFR inhibitors, including CK-101, on a worldwide basis other than certain Asian countries. On the same date, Fortress assigned all of its right and interest in the EGFR inhibitors to us. The license agreement was amended on February 21, 2017. Under the terms of the license agreement, we paid NeuPharma an up-front licensing fee of $1.0 million, and NeuPharma is eligible to receive payments of up to an aggregate of approximately $40.0 million upon our successful achievement of certain clinical development and regulatory milestones in up to three indications, of which $22.5 million are due upon various regulatory approvals to commercialize the products. In addition, NeuPharma is eligible to receive payments of up to an aggregate of $40.0 million upon our successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered mid to high-single digit percentage of net sales. The license will terminate on a country-by-country and product-by-product basis until the royalty term in such country with respect to such product expires, at which time the agreement will expire in its entirety with respect to such product in such country. Royalty term means, on a licensed product-by-licensed product and country-by-country basis, the period from the first commercial sale of a given licensed product in such country until the later of (a) expiry of the last-to-expire licensor patent containing a valid claim to the compound in such country; or (b) the 10th anniversary of the first commercial sale of such licensed product in such country. In a country where no licensor patent containing a valid claim with respect to the compound has ever existed nor ever exists, the royalty term means on a product-by-product and country-by-country basis, the period from the first commercial sale of such product in such country until the 10th anniversary of such first commercial sale of such product in such country. To date, we have incurred $2.0 million of upfront licensing and milestone payments under the license agreement.

Also, in connection with the license agreement with NeuPharma, we entered into a sponsored research agreement with NeuPharma for certain research and development activities. Effective January 11, 2016, TGTX agreed to assume all costs associated with this sponsored research agreement and paid us for all amounts we paid NeuPharma previously. For the years ended December 31, 2019 and 2018, we recognized approximately $0 and $35,000, respectively, in revenue related to the sponsored research agreement in the Statements of Operations.

Teva Pharmaceutical Industries Ltd. (through its subsidiary, Cephalon, Inc.)

In December 2015, Fortress entered into a license agreement with Teva Pharmaceutical Industries Ltd. through its subsidiary, Cephalon, Inc. (“Cephalon”). This agreement was assigned to us by Fortress on the same date. Under the terms of the license agreement, we obtained an exclusive, worldwide license to Cephalon’s patents relating to CEP-8983 and its small molecule prodrug, CEP-9722, a PARP inhibitor, which we referred to as CK-102. Under the terms of the agreement, we paid Cephalon an up-front licensing fee of $0.5 million. In August 2018, we gave notice to Cephalon of our intention to terminate the license agreement, which became effective in February 2019. We incurred $0.5 million of upfront licensing and milestone payments under the license agreement.

Jubilant Biosys Limited

In May 2016, we entered into a license agreement with Jubilant for an exclusive, worldwide license to Jubilant’s family of patents covering compounds that inhibit BET proteins such as BRD4, including CK-103. The license agreement was amended on December 13, 2016 and March 31, 2017. Under the terms of the license agreement, we paid Jubilant an up-front licensing fee of $2.0 million, and Jubilant is eligible to receive payments up to an aggregate of approximately $89.0 million upon our successful achievement of certain clinical development and regulatory milestones, of which $59.5 million are due upon various regulatory approvals to commercialize the products. In addition, Jubilant is eligible to receive payments up to an aggregate of $89.0 million upon our successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales. The license will terminate on a country-by-country and product-by-product basis until the royalty term in such country with respect to such product expires, at which time the agreement will expire in its entirety with respect to such licensed product in such country. The royalty term, on a product-by-product and country-by-country basis, begins on the first commercial sale of a product in a country and ends on the expiration of the last-to-expire Jubilant patent containing a valid claim to the product in such country. To date, we have incurred $2.4 million of upfront licensing and milestone payments under the license agreement.

In connection with the license agreement with Jubilant, we entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while we retain the right to develop and commercialize these compounds in the field of solid tumors. Under the terms of the sublicense agreement, TGTX paid us $1.0 million, representing an upfront licensing fee, and we are eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.2 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, we are eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays us for 50% of IND enabling costs and patent expenses. For the years ended December 31, 2019 and 2018, we recognized approximately $0.1 million and $0.4 million, respectively, in revenue related to the sublicense agreement in the Statements of Operations.

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

In the EGFR inhibitor space, Tarceva®, Iressa®, Gilotrif®, Tagrisso® and Vizimpro® are currently approved drugs for the treatment of first-line EGFR-mutant NSCLC. AstraZeneca’s Tagrisso® is also approved by the FDA for the treatment of patients with metastatic EGFR T790M mutation-positive NSCLC who have progressed on or after EGFR tyrosine kinase inhibitor therapy. In addition, we are aware of a number of products in development targeting cancer-causing mutant forms of EGFR for the treatment of NSCLC patients, including, Novartis’ EGF816, Janssen’s lazertinib and Acea Bio (Hangzhou)’s avitinib.

In the BET inhibitor space, there are a number of companies which have advanced to early stage clinical trials, including Merck & Co’s MK-8628, Roche’s RG6146, Constellation Pharmaceuticals’ CPI-0610, Bristol-Myers Squibb’s BMS-986158, GlaxoSmithKline’s molibresib, Abbvie’s Mivebresib , Incyte’s INCB57643, Celgene Corporation’s FT-1101 and Gilead Sciences’ GS-5829.

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

Additional information can be found under Item 1A - Risk Factors - Risks Related to Our Business and Industry.

EMPLOYEES

As of December 31, 2019, we had eight full and part-time employees. None of our employees are represented by a labor union and we consider our employee relations to be good.

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

Before receiving FDA approval to market a product, we must demonstrate that the product is safe and effective for its intended use by submitting to the FDA an NDA or BLA containing the pre-clinical and clinical data that have been accumulated, together with chemistry and manufacturing and controls specifications and information, and proposed labeling, among other things. The FDA may refuse to accept an NDA or BLA for filing if certain content criteria are not met and, even after accepting an NDA or BLA, the FDA may often require additional information, including clinical data, before approval of marketing a product.

It is also becoming more common for the FDA to request a Risk Evaluation and Mitigation Strategy (“REMS”), as part of an NDA or BLA. The REMS plan contains post-market obligations of the sponsor to train prescribing physicians, monitor off-label drug use, and conduct sufficient Phase 4 follow-up studies and registries to ensure the continued safe use of the drug.

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

 Risks Related to Our Business and Industry

We currently have no drug products for sale. We are completely dependent on the success of our product candidates, and we cannot give any assurances that any of our product candidates will receive regulatory approval or be successfully commercialized.

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates. As an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize such product candidates. Our product candidates are currently in preclinical development or in clinical trials. Our business depends entirely on the successful development and commercialization of our product candidates, which may never occur. We currently have no drug products for sale, currently generate no revenues from sales of any drug products, and may never be able to develop or commercialize a marketable drug.

The successful development, and any commercialization of our technologies and any product candidates that may occur, would require us to successfully perform a variety of functions, including:

•	developing our technology platform;

•	identifying, developing, formulating, manufacturing and commercializing product candidates;

•	entering into successful licensing and other arrangements with product development partners;

•	achieving clinical endpoints to support preparation of approval applications;

•	participating in regulatory approval processes, including ultimately gaining approval to market a drug product, which may not occur;

•	obtaining sufficient quantities of our product candidates from our third-party manufacturers to meet clinical trial needs and, if approved, to meet commercial demand at launch and thereafter;

•	establishing and maintaining agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;

•	conducting sales and marketing activities including hiring, training, deploying and supporting a sales force and creating market demand for our product candidates through our own marketing and sales activities, and any other arrangements to promote our product candidates that we may establish;

•	maintaining patent protection and regulatory exclusivity for our product candidates; and

•	obtaining market acceptance for our product candidates.

Each of these requirements will require substantial time, effort and financial resources.

We intend to use data from our ongoing Phase 1 clinical trial of cosibelimab, conducted outside the United States, to support one or more U.S. BLAs in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including CSCC. In January 2020, we announced that we had discussed with the FDA this strategy in CSCC. We believe, based on published FDA guidance documents, public statements of companies with comparable product candidates, public statements by the director of the FDA’s Oncology Center of Excellence, and recent interactions with the FDA, that exclusively foreign clinical data from a single study may be acceptable to support marketing approval(s) under FDA regulations.

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

Each of our product candidates will require additional preclinical or clinical development, management of preclinical, clinical and manufacturing activities, regulatory approval in the jurisdictions in which we plan to market the product, obtaining manufacturing supply, building of a commercial organization, and significant marketing efforts before we generate any revenues from product sales, which may not occur. We are not permitted to market or promote any of our product candidates in the U.S. or any other jurisdiction before we receive regulatory approval from the FDA or comparable foreign regulatory authority, respectively, and we may never receive such regulatory approval for any of our product candidates.

Preclinical development is highly speculative and has a high risk of failure.

Three of our five current product candidates are in preclinical development, and, thus, have never been used in humans. Preclinical development is highly speculative and carries a high risk of failure. We can provide no assurances that preclinical toxicology and/or other preclinical activity of our product candidates will support moving any of these product candidates into clinical development. If we are unsuccessful in our preclinical development efforts for any of these product candidates and/or they fail to reach clinical development, it would have a material adverse effect on our business and financial condition.

Delays in clinical testing could result in increased costs to us and delay our ability to generate revenue.

Although we are planning for certain clinical trials relating to our product candidates, there can be no assurance that the FDA, or any comparable foreign regulatory authority, will accept our proposed trial designs. We may experience delays in our clinical trials and we do not know whether current or planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	obtaining regulatory approval to commence a trial;

•	reaching agreement on acceptable terms with prospective contract research organizations (“CROs”), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining institutional review board (“IRB”), or ethics committee, as applicable, approval at each site;

•	recruiting a sufficient number of suitable patients to participate in a trial;

•	clinical sites deviating from trial protocol or dropping out of a trial;

•	having patients complete a trial or return for post-treatment follow-up;

•	developing and validating companion diagnostics on a timely basis, if required;

•	obtaining resolution for any clinical holds that arise from the FDA or any comparable foreign regulatory authority;

•	adding new clinical trial sites; or

•	availability of raw materials or manufacturing sufficient quantities of product candidate for use in clinical trials.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or ethics committees of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed, or such revenues may not be generated at all. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

We may not receive regulatory approval for our product candidates, or their approval may be delayed, which would have a material adverse effect on our business and financial condition.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA, by other regulatory agencies in the United States, by the European Medicines Agency and by comparable foreign regulatory authorities outside the United States. Failure to obtain marketing approval for one or more of our product candidates or any future product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs and other third-party vendors to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, regulatory authorities. One or more of our product candidates or any future product candidate may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. If any of our product candidates or any future product candidate receives marketing approval, the accompanying label may limit the approved use of our drug by severity of disease, patient group, or include contraindications, interactions, or warnings, which could limit sales of the product.

The process of obtaining marketing approval, both in the United States and abroad, is expensive, may take many years if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical studies or clinical trials. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Under the FDA’s accelerated approval regulations, which only apply to certain drug products, the FDA may grant marketing approval for a new drug product on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely, based on epidemiologic, therapeutic, pathophysiologic, or other evidence, to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. While we may undertake development programs for one or more of our product candidates that we believe, if successful, could support a submission for marketing approval under the accelerated approval regulations, we may ultimately fail to meet the criteria to do so, which may cause delays in the approval or rejection of an application.

If we experience delays in obtaining approval or if we fail to obtain approval of one or more of our product candidates or any future product candidate, the commercial prospects for our product candidates may be harmed and our ability to generate revenue will be materially impaired.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates or any future product candidate for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing studies, including clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. The regulatory authority may also require the label to contain warnings, contraindications, or precautions that limit the commercialization of that product. Any of these scenarios could compromise the commercial prospects for one or more of our product candidates or any future product candidate.

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

All of our contract manufacturers must comply with strictly enforced federal, state and foreign regulations, including cGMP requirements enforced by the FDA through its establishment inspection program. We are required by law to establish adequate oversight and control over raw materials, components and finished products furnished by our third-party suppliers and contract manufacturers, but we have little control over their compliance with these regulations. Any failure to comply with applicable regulations may result in fines and civil penalties, suspension of production, restrictions on imports and exports, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval, and would limit the availability of our product and customer confidence in our product. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, potential for breach of contract claims, damage to our reputation and potential for product liability claims.

If the contract manufacturers upon whom we rely to manufacture one or more of our product candidates, and any future product candidate we may in-license, fails to deliver the required commercial quantities on a timely basis at commercially reasonable prices, we would likely be unable to meet demand for our products and we would lose potential revenues.

If serious adverse or unacceptable side effects are identified during the development of one or more of our product candidates or any future product candidate, we may need to abandon or limit our development of some of our product candidates.

If one or more of our product candidates or any future product candidate are associated with undesirable side effects or adverse events in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In our industry, many compounds that initially showed promise in early stage testing have later been found to cause serious adverse events that prevented further development of the compound. In the event that our clinical trials reveal a high or unacceptable severity and prevalence of adverse events, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of one or more of our product candidates or any future product candidate for any or all targeted indications. The FDA could also issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve a product candidate. The number of requests for additional data or information issued by the FDA in recent years has increased, and resulted in substantial delays in the approval of several new drugs. Adverse events or undesirable side effects caused by one or more of our product candidates or any future product candidate could also result in the inclusion of unfavorable information in our product labeling, denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing and generating revenues from the sale of that product candidate. Adverse events or drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims.

Additionally, if one or more of our product candidates or any future product candidate receives marketing approval and we or others later identify undesirable side effects caused by this product, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may require the addition of unfavorable labeling statements, including specific warnings, black box warnings, adverse reactions, precautions, and/or contraindications;

•	regulatory authorities may suspend or withdraw their approval of the product, and/or require it to be removed from the market;

•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product; or

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of any of our product candidates or any future product candidate or could substantially increase our commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues, or any revenues, from its sale.

Even if one or more of our product candidates receives regulatory approval, it and any other products we may market will remain subject to substantial regulatory scrutiny.

If one or more of our product candidates that we may license or acquire is approved, the approved product candidate will be subject to ongoing requirements and review by the FDA and other regulatory authorities. These requirements include labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping of the drug, and requirements regarding company presentations and interactions with health care professionals.

The FDA, or other regulatory authorities, may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA and other applicable regulatory authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other applicable regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for only their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations, civil claims, and/or criminal charges alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, operations, manufacturers or manufacturing processes;

•	restrictions on the labeling or marketing of a product;

•	restrictions on product distribution or use;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning letters, untitled letters, import alerts, and/or inspection observations;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	fines, restitution or disgorgement of profits;

•	suspension or withdrawal of marketing or regulatory approvals;

•	suspension of any ongoing clinical trials;

•	refusal to permit the import or export of our products;

•	product seizure; or

•	Injunctions, consent decrees, and/or the imposition of civil or criminal penalties.

The FDA’s policies, or the policies of other applicable regulatory authorities, may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates, or negatively affect those products for which we may have already received regulatory approval, if any. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to the various actions listed above, including losing any marketing approval that we may have obtained.

We will need to obtain FDA approval of any proposed product brand names, and any failure or delay associated with such approval may adversely impact our business.

A pharmaceutical product cannot be marketed in the U.S. or other countries until we have completed a rigorous and extensive regulatory review process, including approval of a brand name. Any brand names we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the United States Patent and Trademark Office (“USPTO”). The FDA typically conducts a review of proposed product brand names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product brand name if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for our product candidates. If we adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid;

•	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal Open Payments program, which requires manufacturers of certain approved drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members. Data collection began on August 1, 2013 with requirements for manufacturers to submit reports to CMS by March 31, 2014 and 90 days after the end each subsequent calendar year. Disclosure of such information was made by CMS on a publicly available website beginning in September 2014; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third- party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Regulatory approval by the FDA, or any similar regulatory authorities outside the United States, is limited to those specific indications and conditions for which clinical safety and efficacy have been demonstrated.

Any regulatory approval is limited to those specific diseases and indications for which a product is deemed to be safe and effective by the FDA, or other similar regulatory authorities outside the United States. In addition to the regulatory approval required for new drug products, new formulations or indications for an approved product also require regulatory approval. If we are not able to obtain regulatory approval for any desired future indications for our products, our ability to effectively market and sell our products may be prevented or reduced, and our business may be adversely affected.

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote products is limited to those indications that are specifically approved by the FDA, or similar regulatory authorities outside the United States. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in certain circumstances. Regulatory authorities in the U.S. generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict promotion by pharmaceutical companies on the subject of off-label use. If our promotional activities fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA, or any applicable foreign regulatory authority, rules and guidelines relating to promotion and advertising may cause the FDA, or such applicable foreign regulatory authority, to suspend or withdraw an approved product from the market, require a recall or institute fines or penalties, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our business.

We are subject to new legislation, regulatory proposals and managed care initiatives that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.

In the U.S. and some foreign jurisdictions, there have been a number of proposed and enacted legislative and regulatory changes regarding the healthcare system that could prevent or delay marketing approval of one or more of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any of our product candidates for which we obtain marketing approval.

Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), was enacted in 2010 and made significant changes to the United States’ healthcare system. The ACA and any revisions or replacements of that Act, any substitute legislation, and other changes in the law or regulatory framework could have a material adverse effect on our business.

Among the provisions of the ACA of importance to our potential product candidates are:

•	an annual, nondeductible fee on any entity that manufactures, or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 138% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•	expansion of the entities eligible to enroll in the 340B Drug Pricing Program to include certain critical access hospitals, freestanding cancer hospitals, rural referral centers, and sole community hospitals, but exempting orphan drugs from the ceiling price requirements for these covered entities;

•	the new requirements under the federal Open Payments program and its implementing regulations;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;

•	a new regulatory pathway for the approval of biosimilar biological products, all of which will impact existing government healthcare programs and will result in the development of new programs; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

The Bipartisan Budget Act of 2018 (“BBA”), which set government spending levels for Fiscal Years 2018 and 2019, revised certain provisions of the ACA. Specifically, beginning in 2019, the BBA increased manufacturer point-of-sale discounts off negotiated prices of applicable brand drugs in the Medicare Part D coverage gap from 50% to 70%, ultimately increasing the liability for brand drug manufacturers. Further, this mandatory manufacturer discount applied to biosimilars beginning in 2019.

The 116th Congress has explored legislation intended to address the cost of prescription drugs. Notably, the major committees of jurisdiction in the Senate (Finance Committee, Health, Education, Labor and Pensions Committee, and Judiciary Committee), have marked up legislation intended to address various elements of the prescription drug supply chain. Proposals include a significant overhaul of the Medicare Part D benefit design, addressing patent “loopholes”, and efforts to cap the increase in drug prices. The House Energy and Commerce Committee approved drug-related legislation intended to increase transparency of drug prices and also curb anti-competitive behavior in the pharmaceutical supply chain. In addition, the House Ways & Means Committee approved legislation intended to improve drug price transparency, including for drug manufacturers to justify certain price increases. On December 12, 2019, the House of Representatives passed broad legislation that would, among other provisions, require the Department of Health and Human Services (“HHS”) to negotiate drug prices and impose price caps calculated in part by international reference pricing. Failure by a manufacturer to reach an agreement with HHS on the negotiated price could result in significant penalties for prescription drug manufacturers. While we cannot predict what proposals may ultimately become law, the proposals under consideration could significantly change the landscape in which the pharmaceutical market operates.

The Trump Administration has also taken several regulatory steps to redirect ACA implementation. HHS finalized Medicare fee-for-service hospital payment reductions for Part B drugs acquired through the 340B Drug Pricing Program, which remains subject to ongoing legal proceedings. HHS also has signaled its intent to pursue reimbursement policy changes for Medicare Part B drugs as a whole that likely would reduce hospital and physician reimbursement for these drugs.

HHS has made numerous other proposals aimed at lowering drug prices for Medicare beneficiaries and increasing price transparency. These proposals include giving Medicare Advantage and Part D plans flexibility in the availability of drugs in “protected classes,” more transparency in the cost of drugs, including the beneficiary’s financial liability, and less costly alternatives and permitting the use of step therapy as a means of prior authorization. HHS has also proposed requiring pharmaceutical manufacturers disclose the prices of certain drugs in direct-to-consumer television advertisements. The proposal related to protected classes has been withdrawn and the disclosure requirements have been rejected by the courts. In addition, a proposed rule that would have passed drug rebates to consumers at the point of sale also has been withdrawn. However, it appears the Trump Administration will continue to explore its authority to make regulatory changes to the pharmaceutical industry. For example, the Trump Administration released an Advance Notice of Proposed Rulemaking related to an international price index model. It is unclear what eventually will be proposed, but the President has alluded to the concept of “most favored nation” pricing with regards to U.S. drug purchasing. In addition, HHS, in conjunction with the FDA, released two pharmaceutical importation models in December 2019: (1) a Notice of Proposed Rulemaking to permit importation of pharmaceuticals from Canada, and (2) draft FDA guidance permitting manufacturers to import their own pharmaceuticals that were originally intended for marketing in other countries.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

In light of widely publicized events concerning the safety risk of certain drug products, the FDA, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and the establishment of risk management programs. The Food and Drug Administration Amendments Act of 2007 (“FDAAA”), grants significant expanded authority to the FDA, much of which is aimed at improving the safety of drug products before and after approval. In particular, the new law authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. It also significantly expands the federal government’s clinical trial registry and results databank, which we expect will result in significantly increased government oversight of clinical trials. Under the FDAAA, companies that violate these and other provisions of the new law are subject to substantial civil monetary penalties, among other regulatory, civil and criminal penalties. The increased attention to drug safety issues may result in a more cautious approach by the FDA in its review of data from our clinical trials. Data from clinical trials may receive greater scrutiny, particularly with respect to safety, which may make the FDA or other regulatory authorities more likely to require additional preclinical studies or clinical trials. If the FDA requires us to conduct additional preclinical studies or clinical trials prior to approving any of our product candidates, our ability to obtain approval of this product candidate will be delayed. If the FDA requires us to provide additional clinical or preclinical data following the approval of any of our product candidates, the indications for which this product candidate is approved may be limited or there may be specific warnings or limitations on dosing, and our efforts to commercialize our product candidates may be otherwise adversely impacted.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for one or more of our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications that we are targeting for our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Available therapies for the indications we are pursuing can also affect enrollment in our clinical trials. Patient enrollment is affected by other factors including:

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates or future product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. We face, and will continue to face, competition in the development and, if approved, marketing of our product candidates from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. There can be no assurance that developments by others will not render one or more of our product candidates obsolete or noncompetitive. Furthermore, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical industry at a rapid pace. These developments may render one or more of our product candidates obsolete or noncompetitive.

Our product candidates, if approved, will compete with other product candidates with similar indications.

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

Even if we obtain regulatory approval for one or more of our product candidates, the product may not gain market acceptance among physicians, health care payors, patients and the medical community, which are critical to commercial success. Market acceptance of any product candidate for which we receive approval depends on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;

•	any potential differentiation of the drug versus available therapies;

•	the timing of market introduction of such product candidates as well as competitive products;

•	the clinical indications for which the drug is approved;

•	acceptance by physicians, major operators of cancer clinics and patients of the drug as a safe and effective treatment;

•	the safety of such product candidates in a broader patient group (i.e. based on actual use);

•	the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;

•	the availability of adequate reimbursement and pricing by third-party payors and government authorities;

•	the relative convenience and ease of administration of the product candidate for clinical practices;

•	the product labeling or product insert required by the FDA or regulatory authority in other countries;

•	the approval, availability, market acceptance and reimbursement for a companion diagnostic, if any;

•	the prevalence and severity of adverse side effects; and

•	the effectiveness of our sales and marketing efforts.

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

Generic therapies are typically sold at lower prices than branded therapies and are generally preferred by hospital formularies and managed care providers of health services. We anticipate that, if approved, our product candidates will face increasing competition in the form of generic versions of branded products of competitors, including those that have lost or will lose their patent exclusivity. In the future, we may face additional competition from a generic form of our own candidates when the patents covering them begin to expire, or earlier if the patents are successfully challenged. If we are unable to demonstrate to physicians and payers that the key differentiating features of our product candidates translate to overall clinical benefit or lower cost of care, we may not be able to compete with generic alternatives.

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

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future products;

•	the lack of complementary or other products to be offered by sales personnel, which may put us at a competitive disadvantage from the perspective of sales efficiency relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating our own sales and marketing organization.

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

We rely on third-party CROs and site management organizations to conduct some of our preclinical studies and all of our clinical trials for our product candidates, and plan to do the same for any future product candidate. We expect to continue to rely on third parties, such as CROs, site management organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct some of our preclinical studies and all of our clinical trials. The agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities.

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical studies are conducted in accordance with good laboratory practices (“GLPs”) as appropriate. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices (“GCPs”), for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of our clinical research organizations fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

The third parties with whom we have contracted to help perform our preclinical studies and/or clinical trials may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

If any of our relationships with these third-party CROs or site management organizations terminate, we may not be able to enter into arrangements with alternative CROs or site management organizations or to do so on commercially reasonable terms. Switching or adding additional CROs or site management organizations involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO or site management organization commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. Though we carefully manage our relationships with our CROs or site management organizations, there can be no assurance that we will not encounter similar challenges or delays in the future. Forces beyond our control could disrupt the ability of our third-party CROs, site management organizations, clinical data management organizations, medical institutions and clinical investigators to conduct our preclinical studies and our clinical trials for our product candidates and for any future product candidate. For instance, the developing situation in China and globally regarding the coronavirus disease outbreak has the potential to adversely impact our product development activities. At this time, the impact of the coronavirus disease outbreak is not having a material adverse effect on our business, but no assurance can be given it will not in the future if the situation persists.

We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and expect to continue to do so for commercialization, if and when our product candidates are approved. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or any future product candidate or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, and plan to do so for commercial manufacture of any of our product candidates that may receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or any future product candidate or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We also expect to rely on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of any product candidates for which our collaborators or we may obtain marketing approval. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance, while still being required by law to establish adequate oversight and control over products furnished by that third party;

•	the possible breach of the manufacturing agreement by the third party;

•	manufacturing delays if our third-party manufacturers are unable to obtain raw materials due to supply chain disruptions, give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreement between us;

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

We rely on our third-party manufacturers to produce or purchase from third-party suppliers the materials necessary to produce our product candidates for our preclinical and clinical trials. There are a limited number of suppliers for raw materials that we use to manufacture our drugs and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our preclinical and clinical trials, and if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials by our third-party manufacturers. Forces beyond our control could disrupt the global supply chain and impact our or our third-party manufacturers’ ability to obtain raw materials or other products necessary to manufacture our product candidates. For instance, the developing situation in China and globally regarding the coronavirus disease outbreak has the potential to adversely impact the supply of raw materials and other products. At this time, the impact of the coronavirus disease outbreak is not having a material adverse effect on our business, but no assurance can be given it will not in the future if the situation persists. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing preclinical or clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our preclinical or clinical trials, product testing and potential regulatory approval of our product candidates. If our third-party manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for a product candidate, the commercial launch of that product candidate would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

The facilities used by our third-party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA or BLA to the FDA. We are required by law to establish adequate oversight and control over raw materials, components and finished products furnished by our third-party manufacturers, but we do not control the day-to-day manufacturing operations of, and are dependent on, our third-party manufacturers for compliance with cGMP regulations for manufacture of our product candidates. Third-party manufacturers may not be able to comply with the cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, restrictions on imports and exports, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

One or more of the product candidates that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future third-party manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance or the manufacture of drug product. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers. We may incur added costs and delays in identifying and qualifying any replacement manufacturers. The U.S. DEA restricts the importation of a controlled substance finished drug product when the same substance is commercially available in the United States, which could reduce the number of potential alternative manufacturers for one or more of our product candidates.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that may receive marketing approval on a timely and competitive basis.

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, if approved, producing additional losses and depriving us of potential product revenue.

We rely on clinical data and results obtained by third parties that could ultimately prove to be inaccurate or unreliable.

As part of our strategy to mitigate development risk, we seek to develop product candidates with well-studied mechanisms of action and may utilize biomarkers to assess potential clinical efficacy early in the development process. This strategy necessarily relies upon clinical data and other results obtained by third parties that may ultimately prove to be inaccurate or unreliable. Further, such clinical data and results may be based on products or product candidates that are significantly different from our product candidates or any future product candidate. If the third-party data and results we rely upon prove to be inaccurate, unreliable or not applicable to our product candidates or future product candidate, we could make inaccurate assumptions and conclusions about our product candidates and our research and development efforts could be compromised.

If we breach any of the agreements under which we license rights to one or more of product candidates from others, we could lose the ability to continue to develop and, if approved, commercialize the product candidate.

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

We may not be able to attract and/or retain qualified management and commercial, scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

Our employees or third-party contractors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees or third-party contractors could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state health-care fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, bribery, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee or third-party contractors misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation, as well as civil and criminal liability. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines and/or other civil and/or criminal sanctions.

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

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately and/or effectively evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, no consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the U.S. The patent situation outside the U.S. is even more uncertain. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and we may fail to seek or obtain patent protection in all major markets. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after a first filing, or in some cases not at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in patents or pending patent applications that we own or licensed, or that we or our licensors were the first to file for patent protection of such inventions. In the event that a third party has also filed a U.S. patent application relating to our product candidates or a similar invention, depending upon the priority dates claimed by the competing parties, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention in the U.S. The costs of these proceedings could be substantial and it is possible that our efforts to establish priority of invention would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. As a result, the issuance, scope, validity, enforceability and commercial value of our or any of our respective licensors’ patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the federal courts of the United States have taken an increasingly dim view of the patent eligibility of certain subject matter, such as naturally occurring nucleic acid sequences, amino acid sequences and certain methods of utilizing the same, which include their detection in a biological sample and diagnostic conclusions arising from their detection. Such subject matter, which had long been a staple of the biotechnology and biopharmaceutical industry to protect their discoveries, is now considered, with few exceptions, ineligible in the first instance for protection under the patent laws of the United States. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in those licensed from a third-party.

In addition, U.S. patent laws may change, which could prevent or limit us from filing patent applications or patent claims to protect products and/or technologies or limit the exclusivity periods that are available to patent holders, as well as affect the validity, enforceability, or scope of issued patents. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include changes to transition from a “first-to-invent” system to a “first-to-file” system and to the way issued patents are challenged. The formation of the Patent Trial and Appeal Board now provides a quicker and less expensive process for challenging issued patents. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first inventor-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The costs of these proceedings could be substantial and it is possible that our efforts to establish priority of invention would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. An adverse determination in any such submission, patent office trial, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Competitors may infringe our issued patents or other intellectual property. To counter infringement or unauthorized use, we may be required to file one or more actions for patent infringement, which can be expensive and time consuming. Any claims we assert against accused infringers could provoke these parties to assert counterclaims against us alleging invalidity of our patents or that we infringe their patents; or provoke those parties to petition the USPTO to institute inter partes review against the asserted patents, which may lead to a finding that all or some of the claims of the patent are invalid. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our pending patents at risk of being invalidated, rendered unenforceable, or interpreted narrowly. Because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Furthermore, adverse results on U.S. patents may affect related patents in our global portfolio.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014 and have an accumulated deficit of $120.1 million as of December 31, 2019. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. We currently anticipate that our cash and cash equivalents balances at December 31, 2019 are sufficient to fund our anticipated operating cash requirements for approximately the next 15 to 18 months from the date of this Annual Report on Form 10-K.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue the development or, if approved, commercialization of one or more of our product candidates. We may also seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. Any of these events could significantly harm our business, financial condition and prospects.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing, design and conduct of, and results from, preclinical studies and clinical trials for our product candidates;

•	the potential for delays in our efforts to seek regulatory approval for our product candidates, and any costs associated with such delays;

•	the costs of establishing a commercial organization to sell, market and distribute our product candidates;

•	the rate of progress and costs of our efforts to prepare for the submission of an NDA or BLA for any of our product candidates or any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;

•	the cost and timing of securing sufficient supplies of our product candidates from our third-party manufacturers for clinical trials and in preparation for commercialization;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish;

•	if one or more of our product candidates are approved, the potential that we may be required to file a lawsuit to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of one or more of our product candidates; and

•	the success of the commercialization of one or more of our product candidates, if approved.

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

The Chairman of our Board of Directors is also the Executive Chairman, President and Chief Executive Officer of TGTX, with whom we have a collaboration agreement and a sublicense agreement, and as a result during the term of these agreements certain conflicts of interest may arise which will require the attention of our officers and independent directors who are unaffiliated with TGTX.

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

We share some directors with Fortress which could create conflicts of interest between the two companies in the future. While we believe that the Founders Agreement and the Management Services Agreement were negotiated by independent parties on both sides on arm’s length terms, and the fiduciary duties of both parties were thereby satisfied, in the future situations may arise under the operation of both agreements that may create a conflict of interest. We will have to be diligent to ensure that any such situation is resolved by independent parties. In particular, under the Management Services Agreement, Fortress and its affiliates are free to pursue opportunities which could potentially be of interest to Checkpoint, and they are not required to notify Checkpoint prior to pursuing the opportunity. Any such conflict of interest or pursuit by Fortress of a corporate opportunity independent of Checkpoint could expose us to claims by our investors and creditors and could harm our results of operations.

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

Holders

As of March 6, 2020, there were approximately 102 holders of record for our common stock and 1 holder of record for our Class A common stock. The number of beneficial holders of our common stock does not reflect shareholders who hold shares in street name through brokerage accounts or other nominees.

Dividends

We have never paid cash dividends on any of our capital stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Subject to adjustment as provided in the 2015 Plan, the total aggregate number of shares of our common stock reserved and available for issuance pursuant to awards granted under the 2015 Plan is 5,000,000, of which 1,465,805 shares remain available for future issuance as of December 31, 2019.

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

Overview

We are a clinical-stage immunotherapy and targeted oncology company focused on the acquisition, development and commercialization of novel treatments for patients with solid tumor cancers. We are evaluating our lead antibody product candidate, cosibelimab, a potentially differentiated anti-PD-L1 antibody licensed from Dana-Farber, in an ongoing Phase 1 clinical trial in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including ongoing cohorts intended to support one or more BLA submissions. In addition, we are evaluating our lead small-molecule, targeted anti-cancer agent, CK-101, a third-generation EGFR inhibitor, in a Phase 1 clinical trial for the treatment of patients with EGFR mutation-positive non-small cell lung cancer NSCLC.

We have also entered into various collaboration agreements with TGTX, a related party, to develop and commercialize certain assets in connection with our licenses in the field of hematological malignancies, while we retain the right to develop and commercialize these assets in solid tumors.

In September 2018, we announced preliminary interim data from our ongoing Phase 1 clinical trial of CK-101. The data were presented in an oral presentation at the IASLC 19th World Conference on Lung Cancer in Toronto.

In September 2019, we announced updated interim results from our ongoing multicenter Phase 1 clinical trial of anti-PD-L1 antibody cosibelimab. The data were presented in a poster presentation at the ESMO Congress 2019 in Barcelona, Spain. We continue to enroll CSCC patients to support an initial BLA submission for cosibelimab based on this ongoing clinical trial.

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2019, we have an accumulated deficit of $120.1 million.

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

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2019 compared to the year ended December 31, 2018. For a discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Comparison of the Years Ended December 31, 2019 and 2018

Revenue

For the year ended December 31, 2019, revenue was approximately $1.7 million compared to approximately $3.5 million for the year ended December 31, 2018, a decrease of approximately $1.8 million. Revenue for the current period primarily consisted of $1.6 million from TGTX related to the collaboration agreement, including a $1.0 million upfront licensing fee due upon the signing of an amendment to the agreement and approximately $0.6 million for the purchase of clinical material of cosibelimab (formerly referred to as CK-301). Revenue for the year ended December 31, 2018 primarily consisted of $3.0 million from TGTX for the purchase of clinical material of CK-301 in connection with the collaboration agreement and $0.4 million from TGTX related to the sublicense agreement for CK-103.

Research and Development Expenses

Research and development expenses primarily consist of personnel related expenses, including salaries, benefits, travel, and other related expenses, stock-based compensation, payments made to third parties for license and milestone costs related to in-licensed products and technology, payments made to third party CROs for preclinical and clinical studies, investigative sites for clinical trials, consultants, the cost of acquiring and manufacturing clinical trial materials, costs associated with regulatory filings and patents, laboratory costs and other supplies.

For the year ended December 31, 2019, research and development expenses were approximately $19.3 million, compared to approximately $33.7 million for the year ended December 31, 2018, a decrease of $14.4 million. The decrease is primarily attributable to costs for the manufacture of material of cosibelimab incurred in 2018 and not replicated in 2019. The current period research and development expenses primarily consisted of $9.1 million related to clinical costs for our product candidates, $5.4 million related to manufacturing and related costs of our product candidates, $2.5 million related to the non-cash annual equity fee in connection with the Founders’ Agreement and $0.7 million related to stock compensation expense. For the year ended December 31, 2018, research and development expenses primarily consisted of $23.2 million related to manufacturing costs of our product candidates, $0.7 million related to preclinical development activities for our product candidates, $5.6 million related to clinical costs for our product candidates, $1.0 million related to a non-refundable milestone payment upon the twelfth patient dosed in a Phase 1 clinical study of CK-301, $1.7 million related to the non-cash annual equity fee in connection with the Founders’ Agreement, and $0.1 million related to stock compensation expense.

We anticipate research and development expenses in 2020 to remain relatively consistent as compared to 2019.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities, and facilities-related expenses.

For the year ended December 31, 2019, general and administrative expenses were approximately $7.2 million, compared to approximately $6.6 million for the year ended December 31, 2018, an increase of $0.6 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $2.4 million, $1.0 million related to salary expenses, $1.0 million related to legal and accounting fees, $0.7 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock under an At-the-Market Issuance Sales Agreement (the "ATM") and $0.4 million related to investor relation fees. The prior period general and administrative expenses primarily consisted of stock compensation expense of $1.9 million, $0.8 million related to our issuance of shares to Fortress in connection with our March and September 2018 common stock offerings pursuant to the Founders Agreement, $1.1 million related to salary expenses, $0.8 million related to legal and accounting fees and $0.6 million related to investor relation fees.

We anticipate general and administrative expenses in 2020 to remain relatively consistent as compared to 2019.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2019, we had an accumulated deficit of $120.1 million.

In November 2019, we completed an underwritten public offering, in which we sold 15,400,000 shares of our common stock at a price of $1.27 per share for gross proceeds of approximately $19.6 million. Total net proceeds from the offering were approximately $17.6 million, net of underwriting discounts and offering expenses of approximately $2.0 million. The shares were sold under a Registration Statement (No. 333-221493) on Form S-3, filed with the SEC.

During the year ended December 31, 2019, we sold a total of 2,273,189 shares of common stock under the ATM for aggregate total gross proceeds of approximately $8.0 million at an average selling price of $3.52 per share, resulting in net proceeds of approximately $7.8 million after deducting commissions and other transactions costs.

Our major sources of cash have been proceeds from the sale of equity securities. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalents balances at December 31, 2019 are sufficient to fund our anticipated operating cash requirements for approximately the next 15 to 18 months from the date of this Annual Report on Form 10-K.

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

Cash Flows for the Years Ended December 31, 2019 and 2018

Operating Activities

Net cash used in operating activities was $21.4 million for the year ended December 31, 2019, compared to $25.8 million for the year ended December 31, 2018. The decrease in net cash used in operating activities was due primarily to a decrease in manufacturing of cosibelimab clinical supply in the current period.

Investing Activities

There were no investing activities for the years ended December 31, 2019 and 2018.

Financing Activities

Net cash provided by financing activities was $25.4 million for the year ended December 31, 2019. Cash provided by financing activities related to net proceeds of $17.6 million from the issuance of common stock as part of our underwritten public offering in November 2019 and net proceeds of $7.8 million from the issuance of common stock as part of our ATM offerings. Net cash provided by financing activities was $28.6 million for the year ended December 31, 2018. Cash provided by financing activities related to net proceeds of $20.8 million from the issuance of common stock as part of our underwritten public offering in March 2018 and net proceeds of $7.8 million from the issuance of common stock as part of our ATM offerings in September 2018.

Recently Issued Accounting Standards

See Note 2 to our Financial Statements.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

Market risk represents the risk of loss that may result from the change in value of financial instruments due to fluctuations in their market price. Market risk is inherent in all financial instruments. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. The primary quantifiable market risk associated with our financial instruments is sensitivity to changes in interest rates. Interest rate risk represents the potential loss from adverse changes in market interest rates. The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. As of December 31, 2019, our portfolio of financial instruments consists of cash equivalents, including money market funds. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

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

Evaluation of Disclosure Controls and Procedures. As of December 31, 2019, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on these criteria.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements.

The following financial statements are filed as part of this report:

(b)	Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Checkpoint Therapeutics, Inc., filed as Exhibit 3.1 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Checkpoint Therapeutics, Inc., filed as Exhibit 3.2 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
3.2.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Checkpoint Therapeutics, Inc., filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 7, 2018 (File No. 001-38128) and incorporated herein by reference.
3.3	Bylaws of Checkpoint Therapeutics, Inc., filed as Exhibit 3.3 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
4.1	Specimen certificate evidencing shares of common stock, filed as Exhibit 4.1 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
4.2	Form of warrant agreement, filed as Exhibit 4.2 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
4.3	Description of Securities of Checkpoint Therapeutics, Inc. *
10.1	Founders Agreement between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated March 17, 2015, filed as Exhibit 10.1 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
10.2	Amended and Restated Founders Agreement between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated July 11, 2016 and effective as of March 17, 2015, filed as Exhibit 10.2 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
10.2.1	Amendment 1 to Amended and Restated Founders Agreement between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc., dated October 5, 2017 filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 3, 2017 (File No. 001-38128) and incorporated herein by reference.
10.3	Management Services Agreement between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated March 17, 2015, filed as Exhibit 10.3 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
10.4	Promissory Note to NSC Biotech Venture Fund I, LLC dated February 27, 2015, filed as Exhibit 10.4 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
10.5	Common Stock Warrant issued by Checkpoint Therapeutics, Inc. to NSC Biotech Venture Fund I, LLC dated July 30, 2015, filed as Exhibit 10.5 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
10.6	License Agreement by and between Checkpoint Therapeutics, Inc. and Dana-Farber Cancer Institute, Inc. dated March 2, 2015, filed as Exhibit 10.6 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. **
10.7	Amendment 1 to License Agreement by and between Checkpoint Therapeutics, Inc. and Dana-Farber Cancer Institute dated October 5, 2015, filed as Exhibit 10.7 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. **
10.8	Amendment 2 to License Agreement by and between Checkpoint Therapeutics, Inc. and Dana-Farber Cancer Institute dated April 12, 2016, filed as Exhibit 10.8 to Annual Report on Form 10-K filed on March 17, 2017 (File No. 000-55506) and incorporated herein by reference.

10.9	Amendment 3 to License Agreement by and between Checkpoint Therapeutics, Inc. and Dana-Farber Cancer Institute dated October 24, 2016, filed as Exhibit 10.9 to Annual Report on Form 10-K filed on March 17, 2017 (File No. 000-55506) and incorporated herein by reference.
10.10	License Agreement by and between NeuPharma Inc. and Coronado Biosciences, Inc. (Fortress' predecessor) dated March 17, 2015 (assigned to Checkpoint Therapeutics, Inc. under the Assignment and Assumption Agreement by and between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated March 17, 2015), filed as Exhibit 10.8 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. **
10.11	Amendment 1 to License Agreement by and between NeuPharma Inc. and Checkpoint Therapeutics, Inc. dated February 21, 2017, filed as Exhibit 10.11 to Annual Report on Form 10-K filed on March 17, 2017 (File No. 000-55506) and incorporated herein by reference.
10.12	Collaboration Agreement by and between Checkpoint Therapeutics, Inc. and TG Therapeutics, Inc. dated March 3, 2015, filed as Exhibit 10.9 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. **
10.12.1	Amended and Restated Collaboration Agreement by and between Checkpoint Therapeutics, Inc. and TG Therapeutics, Inc. dated June 19, 2019, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 8, 2019 (File No. 001-38128) and incorporated herein by reference.**
10.13	Checkpoint Therapeutics, Inc. Amended and Restated 2015 Incentive Plan, filed as Exhibit 10.10 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. #
10.13.1	Checkpoint Therapeutics, Inc. Amended and Restated 2015 Incentive Plan, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 9, 2017 (File No. 001-38128) and incorporated herein by reference. #
10.14	Executive Employment Agreement by and between James F. Oliviero III and Checkpoint Therapeutics, Inc. dated October 13, 2015, filed as Exhibit 10.11 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. #
10.15	Amendment to Executive Employment Agreement by and between James F. Oliviero III and Checkpoint Therapeutics, Inc. dated September 27, 2016, filed as Exhibit 10.1 to Form 8-K filed on October 3, 2016 (File No. 000-55506) and incorporated herein by reference. #
10.16	Amendment No. 2, dated December 15, 2016, to the Executive Employment Agreement dated October 13, 2015, by and between Checkpoint Therapeutics, Inc. and James F. Oliviero III, filed as Exhibit 10.16 to Annual Report on Form 10-K filed on March 17, 2017 (File No. 000-55506) and incorporated herein by reference. #
10.16.1	Amendment No. 3, dated January 30, 2018, to the Executive Employment Agreement dated October 13, 2015, by and between Checkpoint Therapeutics, Inc. and James F. Oliviero III, filed as Exhibit 10.21 to Annual Report on Form 10-K filed on March 16, 2018 (File No. 001-38128) and incorporated herein by reference. #
10.16.2	Amendment No. 4, dated October 7, 2019, to the Executive Employment Agreement dated October 13, 2015, by and between Checkpoint Therapeutics, Inc. and James F. Oliviero III, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 12, 2019 (File No. 001-38128) and incorporated herein by reference. #
10.18	Non-Employee Directors Compensation Plan, filed as Exhibit 10.13 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. #
10.18.1	Amended and Restated Non-Employee Directors Compensation Plan, filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed on August 9, 2017 (File No. 001-38128) and incorporated herein by reference. #
10.19	Board Advisory Services Agreement by and between Caribe BioAdvisors, LLC and Checkpoint Therapeutics, Inc. dated January 1, 2017, filed as Exhibit 10.19 to Annual Report on Form 10-K filed on March 17, 2017 (File No. 000-55506) and incorporated herein by reference. #
10.22	Research Agreement by and between Fortress Biotech, Inc. and NeuPharma, Inc., dated September 15, 2015 (assigned to Checkpoint Therapeutics, Inc. under the Assignment and Assumption Agreement by and between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated September 15, 2015), filed as Exhibit 10.15 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.

10.23	Assignment and Assumption Agreement by and between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated September 15, 2015, filed as Exhibit 10.16 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
10.24	Assignment and Assumption Agreement by and between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated December 18, 2015, filed as Exhibit 10.17 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
10.25	License Agreement by and between Jubilant Biosys Limited and Checkpoint Therapeutics, Inc., dated May 26, 2016, filed as Exhibit 10.18 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. **
10.26	Amendment 1 to License Agreement by and between Jubilant Biosys Limited and Checkpoint Therapeutics, Inc. dated December 13, 2016, filed as Exhibit 10.26 to Annual Report on Form 10-K filed on March 17, 2017 (File No. 000-55506) and incorporated herein by reference.
10.26.1	Amendment 2 to License Agreement by and between Jubilant Biosys Limited and Checkpoint Therapeutics, Inc. dated March 31, 2017, filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed on May 10, 2017 (File No. 000-55506) and incorporated herein by reference.
10.27	Sublicense Agreement by and between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc., dated May 26, 2016, filed as Exhibit 10.19 to Form 10-12G/A filed on August 19, 2016 (File No. 000-55506) and incorporated herein by reference. **
10.28	Amendment 1 to Sublicense Agreement by and between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc. dated December 13, 2016, filed as Exhibit 10.28 to Annual Report on Form 10-K filed on March 17, 2017 (File No. 000-55506) and incorporated herein by reference.
10.28.1	Amendment 2 to Sublicense Agreement by and between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc. dated March 17, 2017, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 10, 2017 (File No. 000-55506) and incorporated herein by reference.
10.29	Assignment and Assumption Agreement by and between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated March 17, 2015, filed as Exhibit 10.20 to Form 10-12G/A filed on August 19, 2016 (File No. 000-55506) and incorporated herein by reference.
10.30	Assignment and Assumption Agreement by and between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated March 17, 2015, filed as Exhibit 10.21 to Form 10-12G/A filed on August 19, 2016 (File No. 000-55506) and incorporated herein by reference.
10.31	Collaboration Agreement by and between Adimab, LLC and Checkpoint Therapeutics, Inc., dated January 22, 2019, filed as exhibit 10.31 to Annual Report on Form 10-K filed on March 18, 2019 (File No. 001-38128) and incorporated herein by reference. **
23.1	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP.*
24.1	Power of Attorney (included on signature page).*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following financial information from the Company’s Quarterly Report on Form 10-K for the period ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith.

**	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

#	Management Compensation Arrangement.

Item 16.	Form 10-K Summary

None.

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Checkpoint Therapeutics, Inc.

New York, NY

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Checkpoint Therapeutics, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY
March 11, 2020

F-2

CHECKPOINT THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$26,077	$21,995
Prepaid expenses and other assets	863	1,372
Other receivables - related party	26	1,532
Total current assets	26,966	24,899
Total Assets	$26,966	$24,899

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$7,257	$12,317
Accounts payable and accrued expenses - related party	862	776
Total current liabilities	8,119	13,093
Total Liabilities	8,119	13,093

Commitments and Contingencies

Stockholders' Equity
Common Stock ($0.0001 par value), 60,000,000 shares authorized
Class A common shares, 7,000,000 shares issued and outstanding as of December 31, 2019 and December 31, 2018	1	1
Common shares, 47,004,764 and 27,076,154 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	5	3
Common stock issuable, 1,459,305 and 960,428 shares as of December 31, 2019 and December 31, 2018, respectively	2,510	1,748
Additional paid-in capital	136,442	105,451
Accumulated deficit	(120,111)	(95,397)
Total Stockholders’ Equity	18,847	11,806
Total Liabilities and Stockholders’ Equity	$26,966	$24,899

The accompanying notes are an integral part of these financial statements.

F-3

CHECKPOINT THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the year ended December 31,
	2019	2018
Revenue - related party	$1,708	$3,506

Operating expenses:
Research and development	19,325	33,654
General and administrative	7,233	6,592
Total operating expenses	26,558	40,246
Loss from operations	(24,850)	(36,740)

Other income
Interest income	136	148
Other income	-	225
Total other income	136	373
Net Loss	$(24,714)	$(36,367)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(0.70)	$(1.27)

Basic and diluted weighted average number of common shares outstanding	35,303,955	28,553,711

The accompanying notes are an integral part of these financial statements.

F-4

CHECKPOINT THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

	Class A Common Shares		Common Shares		Common Shares	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2017	7,000,000	$1	18,512,429	$2	$2,296	$71,772	$(59,030)	$15,041
Issuance of common shares, net of offering costs - Public offering	-	-	5,290,000	1	-	20,827	-	20,828
Issuance of common shares, net of offering costs - At-the-market offering	-	-	1,841,774	-	-	7,747	-	7,747
Stock-based compensation expense	-	-	616,240	-	-	1,994	-	1,994
Issuance of common shares - Founders Agreement	-	-	770,128	-	(2,296)	3,111	-	815
Common shares issuable - Founders Agreement	-	-	-	-	1,748	-	-	1,748
Exercise of warrants	-	-	45,583	-	-	-	-	-
Net loss	-	-	-	-	-	-	(36,367)	(36,367)
Balances at December 31, 2018	7,000,000	$1	27,076,154	$3	$1,748	$105,451	$(95,397)	$11,806
Issuance of common shares, net of offering costs - At-the-market offering	-	-	2,273,189	-	-	7,813	-	7,813
Issuance of common shares, net of offering costs - Public offering	-	-	15,400,000	2	-	17,571	-	17,573
Stock-based compensation expense	-	-	779,652	-	-	3,121	-	3,121
Issuance of common shares - Founders Agreement	-	-	1,402,244	-	(1,748)	2,486	-	738
Common shares issuable - Founders Agreement	-	-	-	-	2,510	-	-	2,510
Exercise of warrants	-	-	73,525	-	-	-	-	-
Net loss	-	-	-	-	-	-	(24,714)	(24,714)
Balances at December 31, 2019	7,000,000	$1	47,004,764	$5	$2,510	$136,442	$(120,111)	$18,847

The accompanying notes are an integral part of these financial statements.

F-5

CHECKPOINT THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(24,714)	$(36,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,121	1,994
Issuance of common shares - Founders Agreement	738	815
Common shares issuable - Founders Agreement	2,510	1,748
Changes in operating assets and liabilities:
Prepaid expenses and other assets	509	485
Other receivables - related party	1,506	(1,201)
Accounts payable and accrued expenses	(5,043)	6,721
Net cash used in operating activities	(21,373)	(25,805)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock - At-the-market offering	8,011	7,981
Offering costs for the issuance of common stock - At-the-market offering	(198)	(234)
Proceeds from issuance of common stock - Public offering	19,560	23,012
Offering costs for the issuance of common stock - Public offering	(1,918)	(2,184)
Net cash provided by financing activities	25,455	28,575

Net increase in cash and cash equivalents	4,082	2,770
Cash and cash equivalents at beginning of period	21,995	19,225
Cash and cash equivalents at end of period	$26,077	$21,995

Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$1,748	$2,296
Issuance of common shares - Public offering (offering costs incurred but not paid)	$69	$-

The accompanying notes are an integral part of these financial statements.

F-6

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2019, the Company had an accumulated deficit of $120.1 million.

In November 2019, the Company completed an underwritten public offering in which it sold 15,400,000 shares of its common stock at a price of $1.27 per share for gross proceeds of approximately $19.6 million. Total net proceeds from the offering were approximately $17.6 million, net of underwriting discounts and offering expenses of approximately $2.0 million. The shares were sold under a Registration Statement (No. 333-221493) on Form S-3, filed with the Securities and Exchange Commission (“SEC”).

During the year ended December 31, 2019, the Company sold a total of 2,273,189 shares of common stock under an At-the-Market Issuance Sales Agreement (the "ATM") for aggregate total gross proceeds of approximately $8.0 million at an average selling price of $3.52 per share, resulting in net proceeds of approximately $7.8 million after deducting commissions and other transactions costs.

The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, which may include financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at December 31, 2019 are sufficient to fund its anticipated operating cash requirements for approximately the next 15 to 18 months from the date of this Annual Report on Form 10-K.

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

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

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

Other Receivables - Related Party

Other receivables includes amounts due to the Company from TG Therapeutics, Inc. (“TGTX”), a related party, and are recorded at the invoiced amount.

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

Pursuant to the Founders Agreement, the Company will issue 1,459,305 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully-diluted outstanding equity of Checkpoint on January 1, 2020. The Company did not have enough unreserved authorized shares under its Certificate of Incorporation on January 1, 2020 to issue the shares for the Annual Equity Fee, therefore, in December 2019, Fortress and Checkpoint mutually agreed to defer the issuance until such time as the Checkpoint Charter has been amended in order to increase the number of authorized that may be issued thereunder. Because the number of outstanding shares issuable to Fortress was determinable on January 1, 2020 prior to the issuance of the December 31, 2019 financial statements, the Company recorded approximately $2.5 million in research and development expense and a credit to Common shares issuable - Founders Agreement during the year ended December 31, 2019.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

Stock-Based Compensation Expenses

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards and forfeiture rates. The Company accounts for forfeitures as they occur.

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

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

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

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

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

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A common stock pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The following table summarizes potentially dilutive securities outstanding at December 31, 2019 and 2018 that were excluded from the computation of diluted net loss per share, as they would be anti-dilutive:

	December 31,
	2019	2018
Warrants (Note 6)	4,207,447	4,280,972
Stock options (Note 6)	160,000	60,000
Unvested restricted stock (Note 6)	3,303,839	2,932,106
Total	7,671,286	7,273,078

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

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

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

Note 3 - License Agreements

Dana-Farber Cancer Institute

In March 2015, the Company entered into an exclusive license agreement with Dana-Farber Cancer Institute (“Dana Farber”) to develop a portfolio of fully human immuno-oncology targeted antibodies. Under the terms of the license agreement, the Company paid Dana-Farber an up-front licensing fee of $1.0 million and, on May 11, 2015, granted Dana-Farber 500,000 shares, valued at $32,500 or $0.065 per share. The license agreement included an anti-dilution clause that maintained Dana-Farber’s ownership at 5% until such time that the Company raised $10 million in cash in exchange for common shares. Pursuant to this provision, on September 30, 2015, the Company granted to Dana-Farber an additional 136,830 shares of common stock valued at approximately $0.6 million and the anti-dilution clause thereafter expired. Dana-Farber is eligible to receive payments of up to an aggregate of approximately $21.5 million for each licensed product upon the Company’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. In addition, Dana-Farber is eligible to receive up to an aggregate of $60.0 million upon the Company’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales. Following the second anniversary of the effective date of the license agreement, Dana-Farber receives an annual license maintenance fee of $50,000, which is creditable against milestone payments or royalties due to Dana-Farber. The portfolio of antibodies licensed from Dana-Farber include antibodies targeting PD-L1, GITR and CAIX.

In September 2018 the Company expensed a non-refundable milestone payment of $1.0 million upon the twelfth patient dosed in a Phase 1 clinical study of its anti-PD-LI antibody, cosibelimab (formerly CK-301), which is included in the Statements of Operations for the year ended December 31, 2018.

In connection with the license agreement with Dana-Farber, the Company entered into a collaboration agreement with TGTX, which was amended and restated in June 2019, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retains the right to develop and commercialize these antibodies in solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the original collaboration agreement, TGTX paid the Company $0.5 million, representing an upfront licensing fee. Upon the signing of the amended and restated collaboration agreement in June 2019, TGTX paid the Company an additional $1.0 million upfront licensing fee. The Company is eligible to receive substantive potential milestone payments for the anti-PD-L1 program of up to an aggregate of approximately $28.6 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $9.4 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $19.2 million upon regulatory filings and first commercial sales in specified territories. The Company is also eligible to receive substantive potential milestone payments for the anti-GITR antibody program of up to an aggregate of approximately $21.5 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, the Company is eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales for both programs, in addition to royalty payments based on a tiered low double-digit percentage of net sales. Following the second anniversary of the effective date of the agreement, the Company receives an annual license maintenance fee, which is creditable against milestone payments or royalties due to the Company. TGTX also pays the Company for its out-of-pocket costs of material used by TGTX for their development activities. For the years ended December 31, 2019 and 2018, the Company recognized approximately $1.6 million and $3.0 million, respectively, in revenue related to the collaboration agreement in the Statements of Operations.

Adimab, LLC

In October 2015, Fortress entered into a collaboration agreement with Adimab, LLC (“Adimab”) to discover and optimize antibodies using their proprietary core technology platform. Under this agreement, Adimab optimized cosibelimab (formerly referred to as CK-301), the Company’s anti-PD-L1 antibody which it originally licensed from Dana-Farber. In January 2019, Fortress transferred the rights to the optimized antibody to the Company, and Checkpoint entered into a collaboration agreement directly with Adimab on the same day. Under the terms of the agreement, Adimab is eligible to receive payments up to an aggregate of approximately $7.1 million upon the Company’s successful achievement of certain clinical development and regulatory milestones, of which $4.8 million are due upon various filings for regulatory approvals to commercialize the product. In addition, Adimab is eligible to receive royalty payments based on a tiered low single digit percentage of net sales.

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

In September 2016, the Company dosed the first patient in a Phase 1 clinical study of CK-101, which is currently ongoing as of December 31, 2019.

In connection with the license agreement with NeuPharma, in March 2015, Fortress entered into an option agreement with TGTX, a related party, which was assigned to the Company by Fortress on the same date, for a global collaboration of certain compounds licensed. The option agreement expired on December 31, 2018.

Also, in connection with the license agreement with NeuPharma, the Company entered into a sponsored research agreement with NeuPharma for certain research and development activities. Effective January 11, 2016, TGTX agreed to assume all costs associated with this sponsored research agreement and paid the Company for all amounts previously paid by the Company. This assumption of costs by TGTX survives any termination or expiration of the option agreement. For the year ended December 31, 2018, the Company recognized approximately $35,000, in revenue in connection with the sponsored research agreement in the Statements of Operations. There was no revenue recognized for the year ended December 31, 2019.

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

Jubilant Biosys Limited

In May 2016, the Company entered into a license agreement with Jubilant Biosys Limited (“Jubilant”), whereby the Company obtained an exclusive, worldwide license to Jubilant’s family of patents covering compounds that inhibit BET proteins such as BRD4, including CK-103. Under the terms of the license agreement, the Company paid Jubilant an up-front licensing fee of $2.0 million, and Jubilant is eligible to receive payments up to an aggregate of approximately $89.0 million upon the Company’s successful achievement of certain clinical development and regulatory milestones, of which $59.5 million are due upon various regulatory approvals to commercialize the products. In addition, Jubilant is eligible to receive payments up to an aggregate of $89.0 million upon the Company’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales.

In connection with the license agreement with Jubilant, the Company entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retains the right to develop and commercialize these compounds in the field of solid tumors. Under the terms of the sublicense agreement, TGTX paid the Company $1.0 million, representing an upfront licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.2 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, the Company is eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays the Company 50% of IND enabling costs and patent expenses. For the years ended December 31, 2019 and 2018, the Company recognized approximately $0.1 million and $0.4 million, respectively, in revenue related to the sublicense agreement in the Statements of Operations.

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

The milestone payments are based on successful achievement of clinical development, regulatory, and sales milestones. Because these payments are contingent on the occurrence of a future event, they represent variable consideration and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The sales-based royalty payments are recognized as revenue when the subsequent sales occur. The Company also receives variable consideration for certain research and development, out-of-pocket material costs and patent maintenance related activities that are dependent upon the Company’s actual expenditures under the collaborations and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Revenue is recognized approximately when the amounts become due because it relates to an already satisfied performance obligation. For the year ended December 31, 2019, the Company did not receive any milestone or royalty payments.

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

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of the Company’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of its Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. For the years ended December 31, 2019 and 2018, the Company recognized $0.5 million in expense on its Statements of Operations related to the MSA.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

Caribe BioAdvisors, LLC

In December 2016, the Company entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For the years ended December 31, 2019 and 2018, the Company recognized $104,000 and $87,000, respectively, in expense in its Statements of Operations related to the advisory agreement, including $44,000 and $27,000, respectively, in expense related to annual equity incentive grants.

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

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of December 31, 2019 and 2018, there was no litigation against the Company.

Note 6 - Stockholders’ Equity

Common Stock

The Company is authorized to issue 60,000,000 common shares with a par value of $0.0001 per share, of which 7,000,000 shares are designated as “Class A common stock.” As of December 31, 2019, there were 7,000,000 shares of Class A common stock issued and outstanding to Fortress. Dividends are to be distributed pro-rata to the Class A and common stock-holders. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stock-holders are entitled to a number of votes per share equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

In November 2017, the Company filed a shelf registration statement (No. 333-221493) on Form S-3 (the "S-3"), which was declared effective in December 2017. Under the S-3, the Company may sell up to a total of $100 million of its securities. In connection with the S-3, the Company entered into an ATM with Cantor Fitzgerald & Co., Ladenburg Thalmann & Co. Inc. and H.C. Wainwright & Co., LLC (each an "Agent" and collectively, the "Agents"), relating to the sale of shares of common stock. Under the ATM, the Company pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock.

Pursuant to the Founders Agreement, the Company issued 960,428 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully-diluted outstanding equity of Checkpoint on January 1, 2019 (see Notes 2 and 4).

In November 2019, the Company completed an underwritten public offering, in which it sold 15,400,000 shares of its common stock at a price of $1.27 per share for gross proceeds of approximately $19.6 million. Total net proceeds from the offering were approximately $17.6 million, net of underwriting discounts and offering expenses of approximately $2.0 million. The shares were sold under the S-3.

During the year ended December 31, 2019, the Company sold a total of 2,273,189 shares of common stock under the ATM for aggregate total gross proceeds of approximately $8.0 million at an average selling price of $3.52 per share, resulting in net proceeds of approximately $7.8 million after deducting commissions and other transactions costs.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

In March 2018, the Company completed an underwritten public offering, whereby it sold 5,290,000 shares of its common stock at a price of $4.35 per share for gross proceeds of approximately $23.0 million. Total net proceeds from the offering were approximately $20.8 million, net of underwriting discounts and offering expenses of approximately $2.2 million. The shares were sold under the S-3.

During the year ended December 31, 2018, the Company sold a total of 1,841,774 shares of common stock under the ATM for aggregate total gross proceeds of approximately $8.0 million at an average selling price of $4.33 per share, resulting in net proceeds of approximately $7.7 million after deducting commissions and other transactions costs.

Pursuant to the Founders Agreement, the Company issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the offerings noted above. Accordingly, the Company issued 441,816 shares and 178,292 shares to Fortress for the year ended December 31, 2019 and 2018, respectively, and recorded expenses of approximately $738,000 and $815,000 related to these stock grants, which is included in general and administrative expenses in the Company’s Statements of Operations for the years ended December 31, 2019 and 2018, respectively.

Pursuant to the Founders Agreement, the Company will issue 1,459,305 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully-diluted outstanding equity of Checkpoint on January 1, 2020. The Company did not have enough unreserved authorized shares under its Certificate of Incorporation on January 1, 2020 to issue the shares for the Annual Equity Fee, therefore, in December 2019, Fortress and Checkpoint mutually agreed to defer the issuance until such time as the Checkpoint Charter has been amended in order to increase the number of authorized that may be issued thereunder (see Notes 2 and 4).

The S-3 is currently the Company’s only active shelf registration statement. Subsequent to the offerings noted above, approximately $41.4 million of the shelf remains available for sale under the S-3. The Company may offer the securities under the S-3 from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders. The Company believes that the S-3 provides it with the flexibility to raise additional capital to finance its operations as needed.

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

As of December 31, 2019, 1,465,805 shares are available for issuance under the 2015 Incentive Plan.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activity for the year ended December 31, 2019 and 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	2,611,116	$3.89
Granted	616,240	3.75
Vested	(295,250)	0.29
Nonvested at December 31, 2018	2,932,106	$4.22
Granted	800,652	3.33
Forfeited	(21,000)	3.16
Vested	(407,919)	1.96
Nonvested at December 31, 2019	3,303,839	$4.29

As of December 31, 2019, there was $2.8 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.1 years. This amount does not include, as of December 31, 2019, 333,334 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

Stock Options

The following table summarizes stock option award activity for the year ended December 31, 2019 and 2018.

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	60,000	$5.43	9.09
Granted	-	-
Outstanding as of December 31, 2018	60,000	$5.43	8.09
Granted	100,000	2.56
Outstanding as of December 31, 2019	160,000	$3.64	8.56

Upon the exercise of stock options, the Company will issue new shares of its common stock.

Warrants

A summary of warrant activities for year ended December 31, 2019 and 2018 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	4,326,555	$6.62	3.67
Exercised	(45,583)	-
Outstanding as of December 31, 2018	4,280,972	$6.69	2.33
Exercised	(73,525)	-
Outstanding as of December 31, 2019	4,207,447	$6.81	1.25

Upon the exercise of warrants, the Company will issue new shares of its common stock.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the years ended December 31, 2019 and 2018 (in thousands).

	For the year ended December 31,
	2019	2018
Research and development	$707	$95
General and administrative	2,414	1,899
Total stock-based compensation expense	$3,121	$1,994

Note 7 - Income Taxes

The Company has accumulated net losses since inception and has not recorded an income tax provision or benefit during the years ended December 31, 2019 and 2018.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	For the Year Ended December 31,
	2019	2018
Percentage of pre-tax income:
Statutory federal income tax rate	21%	21%
State taxes, net of federal tax benefit	6%	4%
Credits	-%	3%
Change in state tax rate	2%	(6)%
Provision to return	-%	(4)%
Stock based compensation shortfall	(1)%	(1)%
Other	(1)%	-%
Change in valuation allowance	(27)%	(17)%
Income taxes provision (benefit)	-%	-%

The components of the net deferred tax asset as of December 31, 2019 and 2018 are the following (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryovers	$23,051	$17,056
Stock compensation and other	2,057	1,674
Amortization of license	4,878	4,346
Accruals and reserves	184	6
Tax credits	1,532	1,938
Start Up Costs	31	32
Total deferred tax assets	31,733	25,052
Less valuation allowance	(31,733)	(25,052)
Deferred tax asset, net of valuation allowance	$-	$-

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset. A valuation allowance of approximately $31.7 million and $25.1 million was recorded for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, the Company had federal and state net operating loss carryforwards of approximately $84.0 million and $81.1 million, respectively. The federal and state net operating loss carryforwards will begin to expire, if not utilized, by 2035 and 2035, respectively. The Company has $1.0 million of research and development credit carryforwards and $0.5 million of orphan drug credit carryforwards, which will begin to expire, if not utilized, by 2035. Utilization of the net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended and similar state provisions.

There are no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s financial statements for the year ended December 31, 2019. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the period ended December 31, 2019. The Company would classify interest and penalties related to uncertain tax positions as income tax expense, if applicable.

The federal and state tax returns for the periods ended December 31, 2016, 2017, 2018 and 2019 are currently open for examination under the applicable federal and state income tax statues of limitations. The Company is currently under examination by the New York City Department Finance for the 2016, 2017 and 2018 tax years. While the outcomes of the examinations are unknown, the Company does not expect any material adjustments.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

Note 8 - Accounts Payable and Accrued Expenses

At December 31, 2019 and 2018, accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2019	2018
Accounts payable	$3,079	$9,750
Accrued compensation	414	439
Research and development	3,496	1,751
Other	268	377
Accounts payable and accrued expenses - related party	862	776
Total accounts payable and accrued expenses	$8,119	$13,093

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Checkpoint Therapeutics, Inc.

By:	/s/ James F. Oliviero
Name: James F. Oliviero
Title: President, Chief Executive Officer and Director

March 11, 2020

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

Signature	Title	Date

/s/ James F. Oliviero	President, Chief Executive Officer and Director	March 11, 2020
James F. Oliviero	(Principal Executive Officer)

/s/ Garrett Gray	Vice President, Finance and Accounting	March 11, 2020
Garrett Gray	(Principal Financial Officer)

/s/ Michael S. Weiss	Chairman of the Board	March 11, 2020
Michael S. Weiss

/s/ Lindsay A. Rosenwald	Director	March 11, 2020
Lindsay A. Rosenwald, M.D.

/s/ Scott Boilen	Director	March 11, 2020
Scott Boilen

/s/ Neil Herskowitz	Director	March 11, 2020
Neil Herskowitz

/s/ Barry Salzman	Director	March 11, 2020
Barry Salzman

/s/ Christian Bechon	Director	March 11, 2020
Christian Bechon