Form 10-Q
period 2020-03-31
Checkpoint Therapeutics, Inc.
filed 2020-05-07
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES      ☐     NO      ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 1, 2020
Class A Common Stock, $0.0001 par value	7,000,000
Common Stock, $0.0001 par value	48,059,006

CHECKPOINT THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended March 31, 2020

Item 1. Financial Statements.

Checkpoint Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$21,481	$26,077
Prepaid expenses and other assets	753	863
Other receivables - related party	972	26
Total current assets	23,206	26,966
Total Assets	$23,206	$26,966

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,839	$7,257
Accounts payable and accrued expenses - related party	1,149	862
Total current liabilities	6,988	8,119
Total Liabilities	6,988	8,119

Commitments and Contingencies

Stockholders' Equity
Common Stock ($0.0001 par value), 60,000,000 shares authorized
Class A common shares, 7,000,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	1	1
Common shares, 48,038,506 and 47,004,764 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	5	5
Common stock issuable, 1,459,305 shares as of March 31, 2020 and December 31, 2019	2,510	2,510
Additional paid-in capital	137,094	136,442
Accumulated deficit	(123,392)	(120,111)
Total Stockholders’ Equity	16,218	18,847
Total Liabilities and Stockholders’ Equity	$23,206	$26,966

The accompanying notes are an integral part of these condensed financial statements.

 Checkpoint Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2020	2019
Revenue - related party	$972	$352

Operating expenses:
Research and development	2,635	4,581
General and administrative	1,678	1,703
Total operating expenses	4,313	6,284
Loss from operations	(3,341)	(5,932)

Other income
Interest income	60	42
Total other income	60	42
Net Loss	$(3,281)	$(5,890)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(0.06)	$(0.18)

Basic and diluted weighted average number of common shares outstanding	50,875,476	32,243,796

The accompanying notes are an integral part of these condensed financial statements.

 Checkpoint Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

For the Three Months Ended March 31, 2020

	Class A Common Shares		Common Shares		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2019	7,000,000	$1	47,004,764	$5	$2,510	$136,442	$(120,111)	$18,847
Stock-based compensation expense	-	-	931,000	-	-	639	-	639
Exercise of warrants	-	-	102,742	-	-	13	-	13
Net loss	-	-	-	-	-	-	(3,281)	(3,281)
Balances at March 31, 2020	7,000,000	$1	48,038,506	$5	$2,510	$137,094	$(123,392)	$16,218

For the Three Months Ended March 31, 2019

	Class A Common Shares		Common Shares		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2018	7,000,000	$1	27,076,154	$3	$1,748	$105,451	$(95,397)	$11,806
Issuance of common shares, net of offering costs - At-the-market offering	-	-	90,269	-	-	355	-	355
Stock-based compensation expense	-	-	713,000	-	-	798	-	798
Issuance of common shares - Founders Agreement	-	-	962,682	-	(1,748)	1,757	-	9
Exercise of warrants	-	-	39,651	-	-	-	-	-
Net loss	-	-	-	-	-	-	(5,890)	(5,890)
Balances at March 31, 2019	7,000,000	$1	28,881,756	$3	$-	$108,361	$(101,287)	$7,078

The accompanying notes are an integral part of these condensed financial statements.

 Checkpoint Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the three months ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(3,281)	$(5,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	639	798
Issuance of common shares - Founders Agreement	—	9
Changes in operating assets and liabilities:
Prepaid expenses and other assets	110	308
Other receivables - related party	(946)	1,455
Accounts payable and accrued expenses	(1,062)	(4,883)
Net cash used in operating activities	(4,540)	(8,203)

Cash Flows from Financing Activities:
Issuance of common shares - At-the-market offering	—	365
Offering costs for the issuance of common shares - At-the-market offering	—	(10)
Offering costs for the issuance of common shares – Public offering	(69)	—
Proceeds from the exercise of warrants	13	—
Net cash (used in) provided by financing activities	(56)	355

Net decrease in cash and cash equivalents	(4,596)	(7,848)
Cash and cash equivalents at beginning of period	26,077	21,995
Cash and cash equivalents at end of period	$21,481	$14,147

Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$—	$1,748

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2020, the Company had an accumulated deficit of $123.4 million.

The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, which may include financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at March 31, 2020 will be sufficient to fund its anticipated operating cash requirements for at least one year from the date of this Quarterly Report on Form 10-Q.

The Company will be required to expend significant funds in order to advance the development of its product candidates. The Company’s estimate as to how long it expects its existing cash to be able to continue to fund its operations is based on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. Further, changing circumstances, some of which may be beyond its control, could cause the Company to consume capital faster than it currently anticipates, and it may need to seek additional funds sooner than planned. Accordingly, the Company will be required to obtain further funding through equity offerings, debt financings, collaborations and licensing arrangements or other sources. Further financing may not be available to it on acceptable terms, or at all. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategy and may be forced to curtail or cease operations. In addition to the foregoing, based on the Company’s current assessment, the Company does not expect any material impact on its long-term development timeline and its liquidity due to the worldwide spread of the coronavirus (“COVID-19”). However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19, as well as the effect of the COVID-19 pandemic on the Company’s clients, vendors, and business partners, and the actions implemented to combat the virus throughout the world.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They may not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2019, which were included in the Company’s Form 10-K, and filed with the SEC on March 11, 2020. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Pursuant to the Founders Agreement, the Company was to issue 1,459,305 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully-diluted outstanding equity of Checkpoint on January 1, 2020. The Company did not have enough unreserved authorized shares under its Certificate of Incorporation on January 1, 2020 to issue the shares for the Annual Equity Fee, therefore, in December 2019, Fortress and Checkpoint mutually agreed to defer the issuance until such time as the Checkpoint Charter has been amended in order to increase the number of authorized that may be issued thereunder. Because the number of outstanding shares issuable to Fortress was determinable on January 1, 2020 prior to the issuance of the December 31, 2019 financial statements, the Company recorded approximately $2.5 million in research and development expense and a credit to Common shares issuable - Founders Agreement during the year ended December 31, 2019.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

Income Taxes

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods and modifications to the net interest deduction limitations.  At this time, the Company does not believe that the CARES Act will have a material impact on its income tax provision for 2020.  The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A common stock pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The following table summarizes potentially dilutive securities outstanding at March 31, 2020 and 2019, that were excluded from the computation of diluted net loss per share, as they would be anti-dilutive:

	March 31,
	2020	2019
Warrants	4,104,705	4,241,321
Stock options	200,000	110,000
Unvested restricted stock	3,999,525	3,551,459
Total	8,304,230	7,902,780

Recently Issued Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company adopted ASU No. 2018-13 as of January 1, 2020. The adoption of this update did not have a material impact on the Company’s condensed financial statements.

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

In connection with the license agreement with Dana-Farber, the Company entered into a collaboration agreement with TGTX, which was amended and restated in June 2019, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retains the right to develop and commercialize these antibodies in solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the original collaboration agreement, TGTX paid the Company $0.5 million, representing an upfront licensing fee. Upon the signing of the amended and restated collaboration agreement in June 2019, TGTX paid the Company an additional $1.0 million upfront licensing fee. The Company is eligible to receive substantive potential milestone payments for the anti-PD-L1 program of up to an aggregate of approximately $27.6 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $8.4 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $19.2 million upon regulatory filings and first commercial sales in specified territories. The Company is also eligible to receive substantive potential milestone payments for the anti-GITR antibody program of up to an aggregate of approximately $21.5 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, the Company is eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales for both programs, in addition to royalty payments based on a tiered low double-digit percentage of net sales. Following the second anniversary of the effective date of the agreement, the Company receives an annual license maintenance fee, which is creditable against milestone payments or royalties due to the Company. TGTX also pays the Company for its out-of-pocket costs of material used by TGTX for their development activities. For the three months ended March 31, 2020 and 2019, the Company recognized approximately $954,000, including a milestone of $925,000 upon the 12th patient dosed in a phase 1 clinical trial for the anti-PD-L1 antibody cosibelimab (formerly referred to as CK-301) during March 2020, and $341,000, respectively, in revenue related to the collaboration agreement in the Condensed Statements of Operations.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Adimab, LLC

In October 2015, Fortress entered into a collaboration agreement with Adimab, LLC (“Adimab”) to discover and optimize antibodies using their proprietary core technology platform. Under this agreement, Adimab optimized cosibelimab, the Company’s anti-PD-L1 antibody which it originally licensed from Dana-Farber. In January 2019, Fortress transferred the rights to the optimized antibody to the Company, and Checkpoint entered into a collaboration agreement directly with Adimab on the same day. Under the terms of the agreement, Adimab is eligible to receive payments up to an aggregate of approximately $7.1 million upon the Company’s successful achievement of certain clinical development and regulatory milestones, of which $4.8 million are due upon various filings for regulatory approvals to commercialize the product. In addition, Adimab is eligible to receive royalty payments based on a tiered low single digit percentage of net sales.

NeuPharma, Inc.

In March 2015, Fortress entered into an exclusive license agreement with NeuPharma, Inc. (“NeuPharma”) to develop and commercialize novel irreversible, 3rd generation EGFR inhibitors, including CK-101, on a worldwide basis other than certain Asian countries. On the same date, Fortress assigned all of its right and interest in the EGFR inhibitors to the Company. Under the terms of the license agreement NeuPharma is eligible to receive payments of up to an aggregate of approximately $40.0 million upon the Company’s successful achievement of certain clinical development and regulatory milestones in up to three indications, of which $22.5 million are due upon various regulatory approvals to commercialize the products. In addition, NeuPharma is eligible to receive payments of up to an aggregate of $40.0 million upon the Company’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered mid to high-single digit percentage of net sales.

Jubilant Biosys Limited

In May 2016, the Company entered into a license agreement with Jubilant Biosys Limited (“Jubilant”), whereby the Company obtained an exclusive, worldwide license to Jubilant’s family of patents covering compounds that inhibit BET proteins such as BRD4, including CK-103. Under the terms of the license agreement Jubilant is eligible to receive payments up to an aggregate of approximately $89.0 million upon the Company’s successful achievement of certain clinical development and regulatory milestones, of which $59.5 million are due upon various regulatory approvals to commercialize the products. In addition, Jubilant is eligible to receive payments up to an aggregate of $89.0 million upon the Company’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales.

In connection with the license agreement with Jubilant, the Company entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retains the right to develop and commercialize these compounds in the field of solid tumors. Under the terms of the sublicense agreement the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.2 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, the Company is eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays the Company 50% of IND enabling costs and patent expenses. For the three months ended March 31, 2020 and 2019, the Company recognized approximately $18,000 and $11,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations.

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

The milestone payments are based on successful achievement of clinical development, regulatory, and sales milestones. Because these payments are contingent on the occurrence of a future event, they represent variable consideration and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The sales-based royalty payments are recognized as revenue when the subsequent sales occur. The Company also receives variable consideration for certain research and development, out-of-pocket material costs and patent maintenance related activities that are dependent upon the Company’s actual expenditures under the collaborations and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Revenue is recognized approximately when the amounts become due because it relates to an already satisfied performance obligation. For the three months ended March 31, 2020, the Company recognized the achievement of a clinical development milestone under its collaboration agreement with TGTX based upon their dosing of a 12th patient in a phase 1 clinical trial of cosibelimab.

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

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of the Company’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of its Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. For the three months ended March 31, 2020 and 2019, the Company recognized $125,000 in expense on its Condensed Statements of Operations related to the MSA.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Caribe BioAdvisors, LLC

In December 2016, the Company entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For the three months ended March 31, 2020 and 2019, the Company recognized $28,000 and $24,000, respectively, in expense in its Condensed Statements of Operations related to the advisory agreement, including $13,000 and $9,000, respectively, in expense related to annual equity incentive grants.

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

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of March 31, 2020, and December 31, 2019, there was no litigation against the Company.

Note 6 - Stockholders’ Equity

Common Stock

The Company is authorized to issue 60,000,000 common shares with a par value of $0.0001 per share, of which 7,000,000 shares are designated as “Class A common stock.” As of March 31, 2020, and December 31, 2019, there were 7,000,000 shares of Class A common stock issued and outstanding to Fortress. Dividends are to be distributed pro-rata to the Class A and common stockholders. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stockholders are entitled to a number of votes per share equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

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

Pursuant to the Founders Agreement, the Company was to issue 1,459,305 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully-diluted outstanding equity of Checkpoint on January 1, 2020. The Company did not have enough unreserved authorized shares under its Certificate of Incorporation on January 1, 2020 to issue the shares for the Annual Equity Fee, therefore, in December 2019, Fortress and Checkpoint mutually agreed to defer the issuance until such time as the Checkpoint Charter has been amended in order to increase the number of authorized that may be issued thereunder (see Notes 2 and 4).

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The S-3 is currently the Company’s only active shelf registration statement. Subsequent to the offerings noted above, approximately $41.4 million of securities remain available for sale under the S-3. The Company may offer the securities under the S-3 from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders. The Company believes that the S-3 provides it with the flexibility to raise additional capital to finance its operations as needed.

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

As of March 31, 2020, 494,805 shares are available for issuance under the 2015 Incentive Plan.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activity for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	3,303,839	$4.29
Granted	931,000	2.43
Vested	(235,314)	3.08
Nonvested at March 31, 2020	3,999,525	$3.93

As of March 31, 2020, there was $4.4 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.4 years. This amount does not include, as of March 31, 2020, 333,334 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Stock Options

The following table summarizes stock option award activity for the three months ended March 31, 2020:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	160,000	$3.64	8.56
Granted	40,000	1.94
Outstanding as of March 31, 2020	200,000	$3.30	8.63

Upon the exercise of stock options, the Company will issue new shares of its common stock.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Warrants

A summary of warrant activities for the three months ended March 31, 2020 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	4,207,447	$6.81	1.25
Exercised	(102,742)	0.13
Outstanding as of March 31, 2020	4,104,705	$6.98	0.65

Upon the exercise of warrants, the Company will issue new shares of its common stock. During the three months ended March 31, 2020, the Company issued 102,742 common shares and received $13,000.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the three months ended March 31, 2020 and 2019 ($ in thousands):

	For the three months ended March 31,
	2020	2019
Research and development	$144	$196
General and administrative	495	602
Total stock-based compensation expense	$639	$798

Note 7 - Accounts Payable and Accrued Expenses

At March 31, 2020 and December 31, 2019, accounts payable and accrued expenses consisted of the following ($ in thousands):

	March 31,	December 31,
	2020	2019
Accounts payable	$2,314	$3,079
Accrued compensation	122	414
Research and development	3,088	3,496
Other	315	268
Accounts payable and accrued expenses - related party	1,149	862
Total accounts payable and accrued expenses	$6,988	$8,119

Item 2. Financial Information.

Management’s Discussion and Analysis of the Results of Operations

Forward-Looking Statements

Statements in the following discussion and throughout this report that are not historical in nature are “forward-looking statements.” You can identify forward-looking statements by the use of words such as “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions, although not all forward-looking statements contain these identifying words. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to significant risks and uncertainties and we can give no assurances that our expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described under Item 1A “Risk Factors.” Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2020, we have an accumulated deficit of $123.4 million.

We are a majority-controlled subsidiary of Fortress.

Checkpoint Therapeutics, Inc. was incorporated in Delaware on November 10, 2014 and commenced principal operations in March 2015. Our executive offices are located at 2 Gansevoort Street, 9th Floor, New York, NY 10014. Our telephone number is (781) 652-4500 and our email address is ir@checkpointtx.com.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

Revenue

For the three months ended March 31, 2020, revenue was approximately $1.0 million compared to approximately $0.4 million for the three months ended March 31, 2019, an increase of $0.6 million. Revenue for the current period primarily consisted of $954,000 from TGTX related to the collaboration agreement, including a milestone of $925,000 upon the 12th patient dosed in a phase 1 clinical trial for cosibelimab (formerly referred to as CK-301) during March 2020. Revenue for the three months ended March 31, 2019 consisted of $341,000 from TGTX in connection with the collaboration agreement, which was primarily for the purchase of clinical material of cosibelimab.

Research and Development Expenses

Research and development expenses primarily consist of personnel related expenses, including salaries, benefits, travel, and other related expenses, stock-based compensation, payments made to third parties for license and milestone costs related to in-licensed products and technology, payments made to third party contract research organizations (“CROs”) for preclinical and clinical studies, investigative sites for clinical trials, consultants, the cost of acquiring and manufacturing clinical trial materials, costs associated with regulatory filings and patents, laboratory costs and other supplies.

For the three months ended March 31, 2020, research and development expenses were approximately $2.6 million, compared to $4.6 million for the three months ended March 31, 2019, a decrease of $2.0 million. The current period research and development expenses primarily consisted of $1.7 million related to clinical costs for our product candidates, $0.5 million related to manufacturing costs of our product candidates, and $0.1 million related to stock compensation expense. The prior period research and development expenses primarily consisted of $2.2 million related to clinical costs for our product candidates, $1.8 million related to manufacturing costs of our product candidates, and $0.2 million related to stock compensation expense.

We anticipate our research and development expenses to remain relatively consistent for the remainder of 2020.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities, and facilities-related expenses.

For the three months ended March 31, 2020, and March 31, 2019, general and administrative expenses were approximately $1.7 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $0.5 million, $0.3 million related to salary expenses, $0.2 million related to legal and accounting fees and $0.2 million related to investor relation fees. The prior period general and administrative expenses primarily consisted of stock compensation expense of $0.6 million, $0.3 million related to salary expenses and $0.3 million related to legal and accounting fees.

We anticipate our general and administrative expenses will remain relatively consistent for the remainder of 2020.

 Liquidity and Capital Resources

We have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2020, we had an accumulated deficit of $123.4 million.

Our major sources of cash have been proceeds from the sale of equity securities. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalent balances at March 31, 2020 are sufficient to fund our anticipated operating cash requirements for at least one year from the date of this Quarterly Report on Form 10-Q.

In addition to the foregoing, based on the Company’s current assessment, the Company does not expect any material impact on its long-term development timeline and its liquidity due to the worldwide spread of COVID-19. However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19, as well as the effect of the COVID-19 pandemic on the Company’s clients, vendors, and business partners, and the actions implemented to combat the virus throughout the world.

Cash Flows for the Three Months Ended March 31, 2020 and 2019

Operating Activities

Net cash used in operating activities was $4.5 million for the three months ended March 31, 2020, compared to $8.2 million for the three months ended March 31, 2019. The decrease in net cash used in operating activities was primarily related to a decrease in manufacturing of cosibelimab clinical supply in the current period.

Investing Activities

There were no investing activities for the three months ended March 31, 2020 and 2019.

Financing Activities

Net cash used by financing activities for the three months ended March 31, 2020 related to the payment of issuance costs as part of our underwritten public offering in November 2019. Net cash provided for the three months ended March 31, 2019 related to net proceeds of $0.4 million from the issuance of common stock as part of our ATM offering.

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

With respect to the quarter ended March 31, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2020 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this report and our other public filings, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic.

Risks Related to Our Business and Industry

Major public health issues, and specifically the pandemic caused by the spread of COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business.

In December 2019, a novel strain of coronavirus, COVID-19, was first detected in Wuhan, China, and has since spread to other regions, including the United States and Europe, and more specifically, New York, New York, where our executive offices are located. On March 11, 2020, the World Health Organization declared that the rapidly spreading COVID-19 outbreak had evolved into a pandemic. In response to the pandemic, many governments around the world are implementing a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. Although COVID-19 has not had a material adverse effect on our business to date, no assurance can be given that it will not in the future if the situation persists or worsens. The extent to which the coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Should the coronavirus continue to spread, our business operations could be delayed or interrupted. For instance, our clinical trials may be affected by the pandemic. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. If the coronavirus continues to spread, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trials. Infections and deaths related to the pandemic may disrupt the United States’ and other countries’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay FDA or other regulatory review and/or approval with respect to, our clinical trials. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.

We currently rely on third parties, such as contract laboratories, contract research organizations, medical institutions and clinical investigators to conduct these studies and clinical trials. If these third-party parties themselves are adversely impacted by restrictions resulting from the coronavirus outbreak we will likely experience delays and/or realize additional costs. We also rely on third parties for the manufacture of our product candidates for preclinical and clinical testing. Disruptions to the global supply chain could impact our or our third-party manufacturers’ ability to obtain raw materials or other products necessary to manufacture and distribute our product candidates. As a result, our efforts to obtain regulatory approvals for, and to commercialize, our product candidates may be delayed or disrupted.

The Company’s employees are being affected by the COVID-19 pandemic. Our office and management personnel are working remotely and the Company may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus. If these conditions worsen, or last for an extended period of time, the Company’s ability to manage its business may be impaired, and operational risks, cybersecurity risks and other risks facing the Company even prior to the pandemic may be elevated.

The potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, however it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common stock.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and will depend on future developments that cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, and the effectiveness of actions to contain and treat for COVID-19. Although, as of the date of this Quarterly Report on Form 10-Q, we do not expect any material impact on our long-term activity, we do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole, which could have a material adverse effect on our business, financial condition and results of operations and cash flows.

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

Each of these requirements will require substantial time, effort, and financial resources.

We intend to use data from our ongoing Phase 1 clinical trial of cosibelimab, conducted outside the United States (“U.S.”), to support one or more U.S. BLAs in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including cutaneous squamous cell carcinoma (“CSCC”). In January 2020, we announced that we had discussed with the Food and Drug Administration (“FDA”) this strategy in CSCC. We believe, based on published FDA guidance documents, public statements of companies with comparable product candidates, public statements by the director of the FDA’s Oncology Center of Excellence, and recent interactions with the FDA, that exclusively foreign clinical data from a single study may be acceptable to support marketing approval(s) under FDA regulations.

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

Each of our product candidates will require additional preclinical or clinical development, management of preclinical, clinical and manufacturing activities, regulatory approval in the jurisdictions in which we plan to market the product, obtaining manufacturing supply, building of a commercial organization, and significant marketing efforts before we generate any revenues from product sales, which may not occur. We are not permitted to market or promote any of our product candidates in the U.S. or any other jurisdiction before we receive regulatory approval from the FDA or any comparable foreign regulatory authority, respectively, and we may never receive such regulatory approval for any of our product candidates.

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

Although we are planning for certain clinical trials relating to our product candidates, there can be no assurance that the FDA, or any comparable foreign regulatory authority, will accept our proposed trial designs. We may experience delays in our clinical trials and we do not know whether current or planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	obtaining regulatory approval to commence a trial;

•	reaching agreement on acceptable terms with prospective CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining institutional review board (“IRB”), or ethics committee, as applicable, approval at each site;

•	recruiting a sufficient number of suitable patients to participate in a trial;

•	clinical sites deviating from trial protocol or dropping out of a trial;

•	having patients complete a trial or return for post-treatment follow-up;

•	developing and validating companion diagnostics on a timely basis, if required;

•	obtaining resolution for any clinical holds that arise from the FDA or any comparable foreign regulatory authority;

•	adding new clinical trial sites; or

•	availability of raw materials or manufacturing sufficient quantities of product candidate for use in clinical trials.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA, by other regulatory agencies in the United States, by the European Medicines Agency and by any comparable foreign regulatory authority outside the United States. Failure to obtain marketing approval for one or more of our product candidates or any future product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs and other third-party vendors to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, regulatory authorities. One or more of our product candidates or any future product candidate may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. If any of our product candidates or any future product candidate receives marketing approval, the accompanying label may limit the approved use of our drug by severity of disease, patient group, or include contraindications, interactions, or warnings, which could limit sales of the product.

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

All of our contract manufacturers must comply with strictly enforced federal, state and foreign regulations, including current Good Manufacturing Practice (“cGMP”) requirements enforced by the FDA through its establishment inspection program. We are required by law to establish adequate oversight and control over raw materials, components and finished products furnished by our third-party suppliers and contract manufacturers, but we have little control over their compliance with these regulations. Any failure to comply with applicable regulations may result in fines and civil penalties, suspension of production, restrictions on imports and exports, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval, and would limit the availability of our product and customer confidence in our product. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, potential for breach of contract claims, damage to our reputation and potential for product liability claims.

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

The FDA, or any other regulatory authority, may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA and other applicable regulatory authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other applicable regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for only their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations, civil claims, and/or criminal charges alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

The FDA’s policies, or the policies of any other applicable regulatory authority, may change and/or additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates, or negatively affect those products for which we may have already received regulatory approval, if any. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to the various actions listed above, including losing any marketing approval that we may have obtained.

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

Regulatory approval by the FDA, or any similar regulatory authority outside the United States, is limited to those specific indications and conditions for which clinical safety and efficacy have been demonstrated.

Any regulatory approval is limited to those specific diseases and indications for which a product is deemed to be safe and effective by the FDA, or any other similar regulatory authority outside the United States. In addition to the regulatory approval required for new drug products, new formulations or indications for an approved product also require regulatory approval. If we are not able to obtain regulatory approval for any desired future indications for our products, our ability to effectively market and sell our products may be prevented or reduced, and our business may be adversely affected.

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote products is limited to those indications that are specifically approved by the FDA, or any similar regulatory authority outside the United States. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in certain circumstances. Regulatory authorities in the U.S. generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict promotion by pharmaceutical companies on the subject of off-label use. If our promotional activities fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA, or any applicable foreign regulatory authority, rules and guidelines relating to promotion and advertising may cause the FDA, or such applicable foreign regulatory authority, to suspend or withdraw an approved product from the market, require a recall or institute fines or penalties, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our business.

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

The 116th Congress has explored legislation intended to address the cost of prescription drugs. Notably, the major committees of jurisdiction in the Senate (Finance Committee, Health, Education, Labor and Pensions Committee, and Judiciary Committee), have marked up legislation intended to address various elements of the prescription drug supply chain. Proposals include a significant overhaul of the Medicare Part D benefit design, addressing patent “loopholes”, and efforts to cap the increase in drug prices. The House Energy and Commerce Committee approved drug-related legislation intended to increase transparency of drug prices and also curb anti-competitive behavior in the pharmaceutical supply chain. In addition, the House Ways & Means Committee approved legislation intended to improve drug price transparency, including for drug manufacturers to justify certain price increases. On December 12, 2019, the House of Representatives passed broad legislation that would, among other provisions, require the Department of Health and Human Services (“HHS”) to negotiate drug prices and impose price caps calculated in part by international reference pricing. Failure by a manufacturer to reach an agreement with HHS on the negotiated price could result in significant penalties for prescription drug manufacturers. While we cannot predict which proposals may ultimately become law, the proposals under consideration could significantly change the landscape in which the pharmaceutical market operates.

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

We may not be able to initiate or continue clinical trials for one or more of our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or any similar regulatory authority outside the United States. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications that we are targeting for our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Available therapies for the indications we are pursuing can also affect enrollment in our clinical trials. Patient enrollment is affected by other factors including:

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

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical studies are conducted in accordance with good laboratory practices as appropriate. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices (“GCPs”), for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of our clinical research organizations fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

If any of our relationships with these third-party CROs or site management organizations terminate, we may not be able to enter into arrangements with alternative CROs or site management organizations or to do so on commercially reasonable terms. Switching or adding additional CROs or site management organizations involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO or site management organization commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. Though we carefully manage our relationships with our CROs or site management organizations, there can be no assurance that we will not encounter similar challenges or delays in the future. Forces beyond our control, including the impacts of COVID-19, could disrupt the ability of our third-party CROs, site management organizations, clinical data management organizations, medical institutions and clinical investigators to conduct our preclinical studies and our clinical trials for our product candidates and for any future product candidate.

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

We rely on our third-party manufacturers to produce or purchase from third-party suppliers the materials necessary to produce our product candidates for our preclinical and clinical trials. There are a limited number of suppliers for raw materials that we use to manufacture our drugs and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our preclinical and clinical trials, and if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials by our third-party manufacturers. Forces beyond our control, including the effects of the COVID-19 pandemic, could disrupt the global supply chain and impact our or our third-party manufacturers’ ability to obtain raw materials or other products necessary to manufacture our product candidates. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing preclinical or clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our preclinical or clinical trials, product testing and potential regulatory approval of our product candidates. If our third-party manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for a product candidate, the commercial launch of that product candidate would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014 and have an accumulated deficit of $123.4 million as of March 31, 2020. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. We currently anticipate that our cash and cash equivalent balances at March 31, 2020 are sufficient to fund our anticipated operating cash requirements for at least one year from the date of this Quarterly Report on Form 10-Q.

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

We are an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering of our common stock, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our outstanding common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	being permitted to provide only two years of our audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Quarterly Report on Form 10-Q;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	disclosure obligations regarding executive compensation; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

In connection with our license agreement with Dana-Farber and Adimab, we entered into a collaboration agreement with TGTX to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs, including cosibelimab, in the field of hematological malignancies. Michael S. Weiss, our Chairman of the Board of Directors, is also the Executive Chairman, President and Chief Executive Officer of TGTX. As such, as the collaboration agreement proceeds, certain conflicts of interest may arise between us and TGTX. Those conflicts will have to be resolved by our officers and directors who are unaffiliated with TGTX, and also by officers and directors of TGTX who are unaffiliated with us. This may lead to less than desirable complications and costs to both companies, which could harm our results of operations.

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

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2020.

31.2	Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2020.

32.1	Certification of Chief Executive Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2020.

32.2	Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2020.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

# Management Compensation Arrangement.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Checkpoint Therapeutics, Inc.
(Registrant)

Date: May 7, 2020	By:	/s/ James F. Oliviero
James F. Oliviero
President and Chief Executive Officer
(Principal Executive Officer)

