Form 10-Q
period 2020-06-30
Checkpoint Therapeutics, Inc.
filed 2020-08-06
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CKPT	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES     ⌧     NO     ◻

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES     ⌧     NO     ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	◻	Accelerated Filer	⌧
Non-accelerated Filer	◻	Smaller Reporting Company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES     ◻    NO     ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 3, 2020
Class A Common Stock, $0.0001 par value	7,000,000
Common Stock, $0.0001 par value	53,039,216

CHECKPOINT THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended June 30, 2020

Item 1. Financial Statements.

Checkpoint Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$21,924	$26,077
Prepaid expenses and other assets	719	863
Other receivables - related party	42	26
Total current assets	22,685	26,966
Total Assets	$22,685	$26,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$6,674	$7,257
Accounts payable and accrued expenses - related party	1,037	862
Total current liabilities	7,711	8,119
Total Liabilities	7,711	8,119

Commitments and Contingencies

Stockholders’ Equity
Common Stock ($0.0001 par value), 95,000,000 shares authorized
Class A common shares, 7,000,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019	1	1
Common shares, 50,980,004 and 47,004,764 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	5	5
Common stock issuable, 0 and 1,459,305 shares as of June 30, 2020 and December 31, 2019, respectively	—	2,510
Additional paid-in capital	143,005	136,442
Accumulated deficit	(128,037)	(120,111)
Total Stockholders’ Equity	14,974	18,847
Total Liabilities and Stockholders’ Equity	$22,685	$26,966

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenue - related party	$42	$1,051	$1,014	$1,403

Operating expenses:
Research and development	3,029	4,120	5,664	8,701
General and administrative	1,687	1,758	3,365	3,461
Total operating expenses	4,716	5,878	9,029	12,162
Loss from operations	(4,674)	(4,827)	(8,015)	(10,759)

Other income
Interest income	29	35	89	77
Total other income	29	35	89	77
Net Loss	$(4,645)	$(4,792)	$(7,926)	$(10,682)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(0.09)	$(0.15)	$(0.15)	$(0.33)

Basic and diluted weighted average number of common shares outstanding	51,802,451	32,704,590	51,338,963	32,475,465

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

For the Three Months Ended June 30, 2020

					Common	Additional		Total
	Class A Common Shares		Common Shares		Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at March 31, 2020	7,000,000	$1	48,038,506	$5	$2,510	$137,094	$(123,392)	$16,218
Issuance of common shares, net of offering costs - At-the-market offering	—	—	1,303,282	—	—	2,604	—	2,604
Issuance of common shares- Founders Agreement	—	—	1,491,876	—	(2,510)	2,576	—	66
Stock-based compensation expense	—	—	146,340	—	—	731	—	731
Net loss	—	—	—	—	—	—	(4,645)	(4,645)
Balances at June 30, 2020	7,000,000	$1	50,980,004	$5	$—	$143,005	$(128,037)	$14,974

For the Six Months Ended June 30, 2020

					Common	Additional		Total
	Class A Common Shares		Common Shares		Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2019	7,000,000	$1	47,004,764	$5	$2,510	$136,442	$(120,111)	$18,847
Issuance of common shares, net of offering costs - At-the-market offering	—	—	1,303,282	—	—	2,604	—	2,604
Issuance of common shares - Founders Agreement	—	—	1,491,876	—	(2,510)	2,576	—	66
Stock-based compensation expense	—	—	1,077,340	—	—	1,370	—	1,370
Exercise of warrants	—	—	102,742	—	—	13	—	13
Net loss	—	—	—	—	—	—	(7,926)	(7,926)
Balances at June 30, 2020	7,000,000	$1	50,980,004	$5	$—	$143,005	$(128,037)	$14,974

For the Three Months Ended June 30, 2019

					Common	Additional		Total
	Class A Common Shares		Common Shares		Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at March 31, 2019	7,000,000	$1	28,881,756	$3	$—	$108,361	$(101,287)	$7,078
Issuance of common shares, net of offering costs - At-the-market offering	—	—	997,957	—	—	4,013	—	4,013
Stock-based compensation expense	—	—	47,652	—	—	813	—	813
Issuance of common shares - Founders Agreement	—	—	24,941	—	—	97	—	97
Exercise of warrants	—	—	7,728	—	—	—	—	—
Net loss	—	—	—	—	—	—	(4,792)	(4,792)
Balances at June 30, 2019	7,000,000	$1	29,960,034	$3	$—	$113,284	$(106,079)	$7,209

For the Six Months Ended June 30, 2019

					Common	Additional		Total
	Class A Common Shares		Common Shares		Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2018	7,000,000	$1	27,076,154	$3	$1,748	$105,451	$(95,397)	$11,806
Issuance of common shares, net of offering costs - At-the-market offering	—	—	1,088,226	—	—	4,368	—	4,368
Stock-based compensation expense	—	—	760,652	—	—	1,611	—	1,611
Issuance of common shares - Founders Agreement	—	—	987,623	—	(1,748)	1,854	—	106
Exercise of warrants	—	—	47,379	—	—	—	—	—
Net loss	—	—	—	—	—	—	(10,682)	(10,682)
Balances at June 30, 2019	7,000,000	$1	29,960,034	$3	$—	$113,284	$(106,079)	$7,209

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the six months ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(7,926)	$(10,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,370	1,611
Issuance of common shares - Founders Agreement	66	106
Changes in operating assets and liabilities:
Prepaid expenses and other assets	144	405
Other receivables - related party	(16)	481
Accounts payable and accrued expenses	(339)	(5,079)
Net cash used in operating activities	(6,701)	(13,158)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock - At-the-market offering	2,666	4,483
Offering costs for the issuance of common stock - At-the-market offering	(62)	(115)
Offering costs for the issuance of common stock – Public offering	(69)	—
Proceeds from the exercise or warrants	13	—
Net cash provided by financing activities	2,548	4,368

Net decrease in cash and cash equivalents	(4,153)	(8,790)
Cash and cash equivalents at beginning of period	26,077	21,995
Cash and cash equivalents at end of period	$21,924	$13,205

Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$2,510	$1,748

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

The Company is a majority-controlled subsidiary of Fortress Biotech, Inc. (“Fortress”).

The Company's common stock is listed on the NASDAQ Capital Market and trades under the symbol “CKPT.”

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2020, the Company had an accumulated deficit of $128.0 million.

During the six months ended June 30, 2020, the Company sold a total of 1,303,282 shares of common stock under an At-the-Market Issuance Sales Agreement for aggregate total gross proceeds of approximately $2.7 million at an average selling price of $2.05 per share, resulting in net proceeds of approximately $2.6 million after deducting commissions and other transaction costs.

The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, which may include financing the Company's growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at June 30, 2020 will be sufficient to fund its anticipated operating cash requirements for at least one year from the filing date of this Quarterly Report on Form 10-Q.

The Company will be required to expend significant funds in order to advance the development of its product candidates. The Company's estimate as to how long it expects its existing cash to be able to continue to fund its operations is based on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. Further, changing circumstances, some of which may be beyond its control, could cause the Company to consume capital faster than it currently anticipates, and it may need to seek additional funds sooner than planned. Accordingly, the Company will be required to obtain further funding through equity offerings, debt financings, collaborations and licensing arrangements or other sources. Further financing may not be available to it on acceptable terms, or at all. The Company's failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategy and may be forced to curtail or cease operations. In addition to the foregoing, based on the Company's current assessment, the Company does not expect any material impact on its long-term development timeline and its liquidity due to the worldwide spread of the coronavirus ("COVID-19”).However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19, as well as the effect of the COVID-19 pandemic on the Company's clients, vendors, and business partners, and the actions implemented to combat the virus throughout the world.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They may not include all of the information and notes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2019, which were included in the Company's Form 10-K, and filed with the SEC on March 11, 2020. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Research and Development Costs

Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Upfront and milestone payments due to third parties that perform research and development services on the Company's behalf will be expensed as services are rendered or when the milestone is achieved.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Annual Equity Fee

Under the Founders Agreement with Checkpoint dated March 17, 2015, and amended and restated on July 11, 2016 (the “Founders Agreement”), Fortress is entitled to an annual equity fee on January 1 of each year equal to  2.5% of fully diluted outstanding equity, payable in Checkpoint common shares (“Annual Equity Fee”). The Annual Equity Fee was part of the consideration payable for formation of the Company, identification of certain assets, including the license contributed to Checkpoint by Fortress (see Note 4).

The Company records the Annual Equity Fee in connection with the Founders Agreement with Fortress as contingent consideration. Contingent consideration is recorded when probable and reasonably estimable. The Company's future share prices and shares outstanding cannot be estimated prior to the issuance of the Annual Equity Fee due to the nature of its assets and the Company's stage of development. Due to these uncertainties, the Company has concluded that it is unable to reasonably estimate the contingent consideration until shares are actually issued on January 1 of each year.

Pursuant to the Founders Agreement, the Company issued 1,459,305 shares of common stock to Fortress on June 4, 2020 for the Annual Equity Fee, representing 2.5% of the fully-diluted outstanding equity of Checkpoint on January 1, 2020. The Company did not have enough unreserved authorized shares under its Certificate of Incorporation on January 1, 2020 to issue the shares for the Annual Equity Fee, therefore, in December 2019, Fortress and Checkpoint mutually agreed to defer the issuance until such time as the Checkpoint Charter has been amended in order to increase the number of authorized shares that may be issued thereunder. At the Company's 2020 Annual Meeting of Stockholders held on June 4, 2020, its stockholders approved an amendment to its certificate of incorporation to increase the number of authorized shares of common stock available to issue. Because the number of outstanding shares issuable to Fortress was determinable on January 1, 2020 prior to the issuance of the December 31, 2019 financial statements, the Company recorded approximately $2.5 million in research and development expense and a credit to Common shares issuable - Founders Agreement during the year ended December 31, 2019.

Stock-Based Compensation Expenses

The Company expenses stock-based compensation over the requisite service period based on the estimated grant-date fair value of the awards and forfeiture rates. The Company accounts for forfeitures as they occur.

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The assumptions used in calculating the fair value of stock-based awards represent management's best estimates and involve inherent uncertainties and the application of management's judgment. All stock-based compensation costs are recorded in general and administrative or research and development costs in the Condensed Statements of Operations based upon the underlying individual's role at the Company.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as accounts payable and accrued expenses.

Revenue from Contracts with Customers

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers.” The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer
●	Step 2: Identify the performance obligations in the contract
●	Step 3: Determine the transaction price
●	Step 4: Allocate the transaction price to the performance obligations in the contract
●	Step 5: Recognize revenue when the company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

●	The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct).
●	The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

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

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties (for example, some sales taxes). The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

●	Variable consideration
●	Constraining estimates of variable consideration

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

●	The existence of a significant financing component in the contract
●	Noncash consideration
●	Consideration payable to a customer

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

Coronavirus Aid, Relief and Economic Security Act ("CARES Act")

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer's social security payments, net operating loss utilization and carryback periods and modifications to the net interest deduction limitations. At this time, the Company does not believe that the CARES Act will have a material impact on its income tax provision for 2020. The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A common stock pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The following table summarizes potentially dilutive securities outstanding at June 30, 2020 and 2019, that were excluded from the computation of diluted net loss per share, as they would be anti-dilutive:

	June 30,
	2020	2019
Warrants (Note 6)	4,104,705	4,233,593
Stock options (Note 6)	200,000	110,000
Unvested restricted stock (Note 6)	4,089,198	3,512,132
Total	8,393,903	7,855,725

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), - Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company adopted ASU No. 2018-13 as of January 1, 2020. The adoption of this update did not have a material impact on the Company’s condensed financial statements.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

In connection with the license agreement with Dana-Farber, the Company entered into a collaboration agreement with TGTX, which was amended and restated in June 2019, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retains the right to develop and commercialize these antibodies in solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the original collaboration agreement, TGTX paid the Company $0.5 million, representing an upfront licensing fee. Upon the signing of the amended and restated collaboration agreement in June 2019, TGTX paid the Company an additional $1.0 million upfront licensing fee. The Company is eligible to receive substantive potential milestone payments for the anti-PD-L1 program of up to an aggregate of approximately $27.6 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $8.4 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $19.2 million upon regulatory filings and first commercial sales in specified territories. The Company is also eligible to receive substantive potential milestone payments for the anti-GITR antibody program of up to an aggregate of approximately $21.5 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, the Company is eligible to receive up to an aggregate of $60.0 million upon  TGTX’s successful achievement of certain sales milestones based on aggregate net sales for both programs, in addition to royalty payments based on a tiered low double-digit percentage of net sales. Following the second anniversary of the effective date of the agreement, the Company receives an annual license maintenance fee, which is creditable against milestone payments or royalties due to the Company. TGTX also pays the Company for its out-of-pocket costs of material used by TGTX for their development activities. For the three months ended June 30, 2020 and 2019, the Company recognized approximately $14,000 and $1.0 million, respectively, in revenue from its collaboration agreement in the Condensed Statements of Operations. For the six months ended June 30, 2020 and 2019, the Company recognized approximately $1.0  million, which included a milestone of $925,000 upon the 12th patient dosed in a phase 1 clinical trial for the anti-PD-L1 antibody cosibelimab (formerly referred to as CK-301) during March 2020, and $1.4 million, respectively, in revenue related to the collaboration agreement in the Condensed Statements of Operations.

Adimab, LLC

In October 2015, Fortress entered into a collaboration agreement with Adimab , LLC (“Adimab”) to discover and optimize antibodies using their proprietary core technology platform. Under this agreement, Adimab optimized cosibelimab, the Company’s anti-PD-L1 antibody which it originally licensed from Dana-Farber. In January 2019, Fortress transferred the rights to the optimized antibody to the Company, and Checkpoint entered into a collaboration agreement directly with Adimab on the same day. Under the terms of the agreement, Adimab is eligible to receive payments up to an aggregate of approximately $7.1 million upon the Company’s successful achievement of certain clinical development and regulatory milestones, of which $4.8 million are due upon various filings for regulatory approvals to commercialize the product. In addition, Adimab is eligible to receive royalty payments based on a tiered low single digit percentage of net sales.

NeuPharma, Inc.

In March 2015, Fortress entered into an exclusive license agreement with NeuPharma , Inc. (“NeuPharma”) to develop and commercialize novel irreversible, 3rd generation EGFR inhibitors, including CK-101, on a worldwide basis other than certain Asian countries. On the same date, Fortress assigned all of its right and interest in the EGFR inhibitors to the Company. Under the terms of the license agreement NeuPharma is eligible to receive payments of up to an aggregate of approximately $40.0 million upon the Company’s successful achievement of certain clinical development and regulatory milestones in up to three indications, of which $22.5 million are due upon various regulatory approvals to commercialize the products. In addition, NeuPharma is eligible to receive payments of up to an aggregate of $40.0 million upon the Company’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered mid to high-single digit percentage of net sales.

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

In connection with the license agreement with Jubilant, the Company entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retains the right to develop and commercialize these compounds in the field of solid tumors. Under the terms of the sublicense agreement the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.2 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, the Company is eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays the Company 50% of IND enabling costs and patent expenses. For the three months ended June 30, 2020 and 2019, the Company recognized approximately $28,000 and $13,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations. For the six months ended June 30, 2020 and 2019, the Company recognized approximately $46,000 and $24,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations.

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

The milestone payments are based on successful achievement of clinical development, regulatory, and sales milestones. Because these payments are contingent on the occurrence of a future event, they represent variable consideration and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The sales-based royalty payments are recognized as revenue when the subsequent sales occur. The Company also receives variable consideration for certain research and development, out-of-pocket material costs and patent maintenance related activities that are dependent upon the Company’s actual expenditures under the collaborations and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Revenue is recognized approximately when the amounts become due because it relates to an already satisfied performance obligation. For the six months ended June 30, 2020, the Company recognized the achievement of a clinical development milestone under its collaboration agreement with TGTX based upon their dosing of a 12th patient in a phase 1 clinical trial of cosibelimab.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 4 – Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

Effective March 17, 2015, the Company entered into a Founders Agreement with Fortress, which was amended and restated on July 11, 2016. The Founders Agreement provides, that in exchange for the time and capital expended in the formation of Checkpoint and the identification of specific assets the acquisition of which resulted in the formation of a viable emerging growth life science company, the Company assumed $2.8 million in debt that Fortress accumulated under a promissory note through National Securities Corporation for expenses and costs of forming Checkpoint, and the Company shall also: (i) issue annually to Fortress, on the anniversary date of the Founders Agreement, shares of common stock equal to two and one-half percent (2.5)% of the fully-diluted outstanding equity of Checkpoint at the time of issuance; (ii) pay an equity fee in shares of common stock, payable within five (5) business days of the closing of any equity or debt financing for Checkpoint or any of its respective subsidiaries that occurs after the effective date of the Founders Agreement and ending on the date when Fortress no longer has majority voting control in Checkpoint’s voting equity, equal to two and one-half percent (2.5)% of the gross amount of any such equity or debt financing; and (iii) pay a cash fee equal to four and one half percent (4.5)% of Checkpoint’s annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a change in control (as it is defined in the Founders Agreement), Checkpoint will pay a one-time change in control fee equal to five times (5x) the product of (i) monthly net sales for the twelve (12) months immediately preceding the change in control and (ii) four and one-half percent (4.5)%.The Founders Agreement has a term of fifteen years, after which it automatically renews for one-year periods unless Fortress gives the Company notice of termination. The Founders Agreement will also automatically terminate upon a change of control.

In October 2017, the Founders Agreement was further amended to change the issuance date of the Annual Equity Fee from the anniversary date of the Founders Agreement to January 1 of each year beginning in 2018.

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of the Company’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of its Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. For the three months ended June 30, 2020 and 2019, the Company recognized $125,000 in expense on its Condensed Statements of Operations related to the MSA. For the six months ended June 30, 2020 and 2019, the Company recognized $250,000 in expense in its Condensed Statements of Operations related to the MSA.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Caribe BioAdvisors, LLC

In December 2016, the Company entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For the three months ended June 30, 2020 and 2019, the Company recognized approximately $28,000 and $24,000, respectively, in expense in its Condensed Statements of Operations related to the advisory agreement, including approximately $13,000 and $9,000, respectively, in expense related to annual equity incentive grants. For the six months ended June 30, 2020 and 2019, the Company recognized approximately $56,000 and $48,000, respectively, in expense in its Condensed Statements of Operations related to the advisory agreement, including approximately $26,000 and $18,000, respectively, in expense related to annual equity incentive grants.

Note 5 – Commitments and Contingencies

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

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of June 30, 2020, and December 31, 2019, there was no litigation against the Company.

Note 6 – Stockholders’ Equity

Common Stock

At the Company’s 2020 Annual Meeting of Stockholders held on June 4, 2020, its stockholders approved an amendment to its certificate of incorporation to increase the number of authorized shares of common stock available to issue by 35,000,000 to 95,000,000 with a par value of $0.0001 per share, of which 7,000,000 shares are designated as “Class A common stock.” The amendment was filed with the Secretary of State of the State of Delaware on June 4, 2020.

As of June 30, 2020, and December 31, 2019, there were 7,000,000 shares of Class A common stock issued and outstanding to Fortress. Dividends are to be distributed pro-rata to the Class A and common stockholders. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stockholders are entitled to a number of votes per share equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

In November 2017, the Company filed a shelf registration statement on Form S-3 (the “S-3”), which was declared effective in December 2017. Under the S-3, the Company may sell up to a total of $100 million of its securities. In connection with the S-3, the Company entered into an At-the-Market Issuance Sales Agreement (the “ATM”) with Cantor Fitzgerald & Co., Ladenburg Thalmann & Co. Inc. and H.C. Wainwright & Co., LLC (each an “Agent” and collectively, the “Agents”), relating to the sale of shares of common stock. Under the ATM, the Company pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock.

During the six months ended June 30, 2020, the Company sold a total of 1,303,282 shares of common stock under an At-the-Market Issuance Sales Agreement for aggregate total gross proceeds of approximately $2.7 million at an average selling price of $2.05 per share, resulting in net proceeds of approximately $2.6 million after deducting commissions and other transaction costs.

Pursuant to the Founders Agreement, the Company issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the ATM offering noted above. Accordingly, the Company issued 32,571 shares of common stock to Fortress and recorded expense of approximately $66,000 related to these stock grants, which is included in general and administrative expenses in the Company’s Condensed Statements of Operations for the three and six months ended June 30, 2020. Pursuant to the Founders Agreement, the Company issued 1,459,305 shares of common stock to Fortress on June 4, 2020 for the Annual Equity Fee, representing 2.5% of the fully-diluted outstanding equity of Checkpoint on January 1, 2020.  The Company did not have enough unreserved authorized shares under its Certificate of Incorporation on January 1, 2020 to issue the shares for the Annual Equity Fee, therefore, in December 2019, Fortress and Checkpoint mutually agreed to defer the issuance until such time as the Checkpoint Charter has been amended in order to increase the number of authorized shares that may be issued thereunder. At the Company’s 2020 Annual Meeting of Stockholders held on June 4, 2020, its stockholders approved an amendment to its certificate of incorporation to increase the number of authorized shares of common stock available to issue.

Subsequent to the second quarter, through July 31, 2020, the Company sold a total of 2,008,989 shares of common stock under the ATM for aggregate total gross proceeds of approximately $5.1 million at an average selling price of $2.54 per share, resulting in net proceeds of approximately $5.0 million after deducting commissions and other transaction costs.

The S-3 is currently the Company’s only active shelf registration statement. Subsequent to the offerings noted above, approximately $33.7 million of securities remain available for sale under the S-3. The Company may offer the securities under the S-3 from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders. The Company believes that the S-3 provides it with the flexibility to raise additional capital to finance its operations as needed.

Equity Incentive Plan

The Company has in effect the Amended and Restated 2015 Incentive Plan (“2015 Incentive Plan’). The 2015 Incentive Plan was adopted in March 2015 by our stockholders. Under the 2015 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to directors, officers, employees and consultants. An amendment to the 2015 Incentive Plan was approved by stockholders in June 2020 to increase the shares available for issuance to 9,000,000 shares. The plan expires 10 years from the effective date of the amendment and limits the term of each option to no more than 10 years from the date of grant.

As of June 30, 2020, 4,348,465 shares are available for issuance under the 2015 Incentive Plan.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activity for the six months ended June 30, 2020:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested at December 31, 2019	3,303,839	$4.29
Granted	1,077,340	2.38
Vested	(291,981)	3.47
Non-vested at June 30, 2020	4,089,198	$3.85

As of June 30, 2020, there was $4.1 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.3 years. This amount does not include, as of June 30, 2020, 333,334 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Stock Options

The following table summarizes stock option award activity for the six months ended June 30, 2020:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Stock Options	Exercise Price	(in years)
Outstanding as of December 31, 2019	160,000	$3.64	8.56
Granted	40,000	1.94
Outstanding as of June 30, 2020	200,000	$3.30	8.38

Upon the exercise of stock options, the Company will issue new shares of its common stock.

Warrants

A summary of warrant activities for the six months ended June 30, 2020 is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Warrants	Exercise Price	(in years)
Outstanding as of December 31, 2019	4,207,447	$6.81	1.25
Exercised	(102,742)	0.13
Outstanding as of June 30, 2020	4,104,705	$6.98	0.40

Upon the exercise of warrants, the Company will issue new shares of its common stock. During the six months ended June 30, 2020, the Company issued 102,742 common shares and received $13,000.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the three and six  months ended June 30, 2020 and 2019 ($ in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Research and development	$161	$184	$305	$380
General and administrative	570	629	1,065	1,231
Total stock-based compensation expense	$731	$813	$1,370	$1,611

Note 7 - Accounts Payable and Accrued Expenses

At June 30, 2020 and December 31, 2019, accounts payable and accrued expenses consisted of the following ($ in thousands):

	June 30,	December 31,
	2020	2019
Accounts payable	$2,321	$3,079
Accrued compensation	223	414
Research and development	3,757	3,496
Other	373	268
Accounts payable and accrued expenses - related party	1,037	862
Total accounts payable and accrued expenses	$7,711	$8,119

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

Overview

We are a clinical-stage immunotherapy and targeted oncology company focused on the acquisition, development and commercialization of novel treatments for patients with solid tumor cancers. We are evaluating our lead antibody product candidate, cosibelimab, a potential best-in-class anti-PD-L1 antibody licensed from the Dana-Farber Cancer Institute, in an ongoing global, open-label, multicohort Phase 1 clinical trial in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including ongoing cohorts in locally advanced and metastatic cutaneous squamous cell carcinoma intended to support one or more applications for marketing approval. In addition, we are evaluating our lead small-molecule, targeted anti-cancer agent, CK-101, a third-generation EGFR inhibitor, as a potential new treatment for patients with EGFR mutation-positive non-small cell lung cancer.

We have also entered into various collaboration agreements with TGTX, a related party, to develop and commercialize certain assets in connection with our licenses in the field of hematological malignancies, while we retain the right to develop and commercialize these assets in solid tumors.

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2020, we have an accumulated deficit of $128.0 million.

We are a majority-controlled subsidiary of Fortress.

Checkpoint Therapeutics, Inc. was incorporated in Delaware on November 10, 2014 and commenced principal operations in March 2015. Our executive offices are located at 2 Gansevoort Street, 9th Floor, New York, NY 10014. Our telephone number is (781) 652-4500 and our email address is ir@checkpointtx.com.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

Revenue

For the three months ended June 30, 2020, revenue was approximately $42,000 compared to approximately $1.1 million for the three months ended June 30, 2019, a decrease of $1.0 million. Revenue for the three months ended June 30, 2019 consisted of $1.0 million from TGTX related to an upfront licensing fee due upon the signing of an amendment to the collaboration agreement.

Research and Development Expenses

Research and development expenses primarily consist of personnel related expenses, including salaries, benefits, travel, and other related expenses, stock-based compensation, payments made to third parties for license and milestone costs related to in-licensed products and technology, payments made to third-party contract research organizations (“CROs”) for preclinical and clinical studies, investigative sites for clinical trials, consultants, the cost of acquiring and manufacturing clinical trial materials, costs associated with regulatory filings and patents, laboratory costs and other supplies.

For the three months ended June 30, 2020, research and development expenses were approximately $3.0 million, compared to $4.1 million for the three months ended June 30, 2019, a decrease of $1.1 million. The current period research and development expenses primarily consisted of $2.2 million related to clinical costs for our product candidates, $0.3 million related to manufacturing costs of our product candidates, and $0.2 million related to stock compensation expense. The prior period research and development expenses primarily consisted of $2.3 million related to clinical costs for our product candidates, $1.1 million related to manufacturing costs of our product candidates, and $0.2 million related to stock compensation expense.

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

For the three months ended June 30, 2020, general and administrative expenses were approximately $1.7 million, compared to $1.8 million for the three months ended June 30, 2019, a decrease of $0.1 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $0.6 million, $0.3 million related to salary expenses, $0.3 million related to legal and accounting fees, $0.2 million related to investor relation fees and $0.1 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock under an At-the-Market Issuance Sales Agreement (the “ATM”). The prior period general and administrative expenses primarily consisted of stock compensation expense of $0.6 million, $0.3 million related to salary expenses, $0.3 million related to legal and accounting fees and $0.1 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock under an ATM.

We anticipate our general and administrative expenses will remain relatively consistent for the remainder of 2020.

Comparison of the Six Months Ended June 30, 2020 and 2019

Revenue

For the six months ended June 30, 2020, revenue was approximately $1.0 million compared to approximately $1.4 million for the six months ended June 30, 2019, a decrease of $0.4 million. Revenue for the current period primarily consisted of $1.0 million from TGTX related to the collaboration agreement, including a milestone of $925,000 upon the 12th patient dosed in a phase 1 clinical trial for cosibelimab during March 2020. Revenue for the six months ended June 30, 2019 consisted primarily of $1.4 million from TGTX related to the collaboration agreement, including a $1.0 million upfront licensing fee due upon the signing of an amendment to the agreement and approximately $0.3 million for the purchase of clinical material of cosibelimab.

Research and Development Expenses

For the six months ended June 30, 2020, research and development expenses were approximately $5.7 million, compared to $8.7 million for the six months ended June 30, 2019, a decrease of $3.0 million. The current period’s research and development expenses primarily consisted of $3.9 million related to clinical costs for our product candidates, $0.8 million related to the manufacturing costs of our product candidates, and $0.3 million related to stock compensation expense. The prior period’s research and development expenses primarily consisted of $4.6 million related to clinical costs for our product candidates, $2.9 million related to the manufacturing costs of our product candidates, and $0.4 million related to stock compensation expense.

General and Administrative Expenses

For the six months ended June 30, 2020, general and administrative expenses were approximately $3.4 million, compared to $3.5 million for the six months ended June 30, 2019, a decrease of $0.1 million. The current period’s general and administrative expenses primarily consisted of stock compensation expense of $1.1 million, $0.6 million related to salary expenses, $0.5 million related to legal and accounting fees, $0.4 million related to investor relation fees and $0.1 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock under an ATM. The prior period’s general and administrative expenses primarily consisted of stock compensation expense of $1.2 million, $0.6 million related to salary expenses, $0.6 million related to legal and accounting fees and $0.1 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock under an ATM.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2020, we had an accumulated deficit of $128.0 million.

Our major sources of cash have been proceeds from the sale of equity securities. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalent balances at June 30, 2020 are sufficient to fund our anticipated operating cash requirements for at least one year from the filing date of this Quarterly Report on Form 10-Q.

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

Cash Flows for the Six Months Ended June 30, 2020 and 2019

Operating Activities

Net cash used in operating activities was $6.7 million for the six months ended June 30, 2020, compared to $13.2 million for the six months ended June 30, 2019. The decrease in net cash used in operating activities was primarily related to a decrease in manufacturing of cosibelimab clinical supply in the current period.

Investing Activities

There were no investing activities for the six months ended June 30, 2020 and 2019.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 primarily related to net proceeds of $2.6 million from the issuance of common stock as part of our ATM offering.  Net cash provided for the six months ended June 30, 2019 related to net proceeds of $4.4 million from the issuance of common stock as part of our ATM offering.

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

With respect to the quarter ended June 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2020 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2019, a novel strain of coronavirus, COVID-19, was first detected in Wuhan, China, and has since spread around the world. On March 11, 2020, the World Health Organization declared that the rapidly spreading COVID-19 outbreak had evolved into a pandemic. In response to the pandemic, many governments around the world are implementing a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses.

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

We currently rely on third parties, such as contract laboratories, contract research organizations, medical institutions and clinical investigators to conduct these studies and clinical trials. If these third parties themselves are adversely impacted by restrictions resulting from the coronavirus outbreak we will likely experience delays and/or realize additional costs. We also rely on third parties for the manufacture of our product candidates for preclinical and clinical testing. Disruptions to the global supply chain could impact our or our third-party manufacturers’ ability to obtain raw materials or other products necessary to manufacture and distribute our product candidates. As a result, our efforts to obtain regulatory approvals for, and to commercialize, our product candidates may be delayed or disrupted.

The Company’s employees have been and are currently being affected by the COVID-19 pandemic. Our office and management personnel are working remotely and the Company may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus. If these conditions worsen, or last for an extended period of time, the Company’s ability to manage its business may be impaired, and operational risks, cybersecurity risks and other risks the Company faced even prior to the pandemic may be elevated.

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

The successful development, and any commercialization of our technologies and any product candidates that may occur, would require us to successfully perform a variety of functions, including:

●	developing our technology platform;
●	identifying, developing, formulating, manufacturing and commercializing product candidates;
●	entering into successful licensing and other arrangements with product development partners;
●	achieving clinical endpoints to support preparation of approval applications;
●	participating in regulatory approval processes, including ultimately gaining approval to market a drug product, which may not occur;
●	obtaining sufficient quantities of our product candidates from our third-party manufacturers to meet clinical trial needs and, if approved, to meet commercial demand at launch and thereafter;
●	establishing and maintaining agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;
●	conducting sales and marketing activities including hiring, training, deploying and supporting a sales force and creating market demand for our product candidates through our own marketing and sales activities, and any other arrangements to promote our product candidates that we may establish;
●	maintaining patent protection and regulatory exclusivity for our product candidates; and
●	obtaining market acceptance for our product candidates.

Each of these requirements will require substantial time, effort, and financial resources.

We intend to use data from our ongoing Phase 1 clinical trial of cosibelimab, conducted outside the United States (“U.S.”), to support one or more U.S. biologics license application (“BLA”) submissions in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including cutaneous squamous cell carcinoma (“CSCC”). In January 2020, we announced that we had discussed with the Food and Drug Administration (“FDA”) this strategy in CSCC. We believe, based on published FDA guidance documents, public statements of companies with comparable product candidates, public statements by the director of the FDA’s Oncology Center of Excellence, and recent interactions with the FDA, that exclusively foreign clinical data from a single study may be acceptable to support marketing approval(s) under FDA regulations.

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

Although we are planning for certain clinical trials relating to our product candidates, there can be no assurance that the FDA, or any comparable foreign regulatory authority, will accept our proposed trial designs. We may experience delays in our clinical trials and we do not know whether current or planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	obtaining regulatory approval to commence a trial;
●	reaching agreement on acceptable terms with prospective CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	obtaining institutional review board (“IRB”), or ethics committee, as applicable, approval at each site;
●	recruiting a sufficient number of suitable patients to participate in a trial;
●	clinical sites deviating from trial protocol or dropping out of a trial;
●	having patients complete a trial or return for post-treatment follow-up;
●	developing and validating companion diagnostics on a timely basis, if required;
●	obtaining resolution for any clinical holds that arise from the FDA or any comparable foreign regulatory authority;

●	adding new clinical trial sites; or
●	availability of raw materials or manufacturing sufficient quantities of product candidate for use in clinical trials.

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

Additionally, if one or more of our product candidates or any future product candidate receives marketing approval and we or others later identify undesirable side effects caused by this product, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may require the addition of unfavorable labeling statements, including specific warnings, black box warnings, adverse reactions, precautions, and/or contraindications;
●	regulatory authorities may suspend or withdraw their approval of the product, and/or require it to be removed from the market;
●	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product; or
●	our reputation may suffer.

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

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	restrictions on such products, operations, manufacturers or manufacturing processes;
●	restrictions on the labeling or marketing of a product;
●	restrictions on product distribution or use;
●	requirements to conduct post-marketing studies or clinical trials;
●	warning letters, untitled letters, import alerts, and/or inspection observations;
●	withdrawal of the products from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of products;
●	fines, restitution or disgorgement of profits;
●	suspension or withdrawal of marketing or regulatory approvals;
●	suspension of any ongoing clinical trials;
●	refusal to permit the import or export of our products;
●	product seizure; or
●	injunctions, consent decrees, and/or the imposition of civil or criminal penalties.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the federal Open Payments program, which requires manufacturers of certain approved drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members. Data collection began on August 1, 2013 with requirements for manufacturers to submit reports to CMS by March 31, 2014 and 90 days after the end each subsequent calendar year. Disclosure of such information was made by CMS on a publicly available website beginning in September 2014; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third- party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Among the provisions of the ACA of importance to our potential product candidates are:

●	an annual, nondeductible fee on any entity that manufactures, or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;
●	expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;
●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;
●	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 138% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
●	expansion of the entities eligible to enroll in the 340B Drug Pricing Program to include certain critical access hospitals, freestanding cancer hospitals, rural referral centers, and sole community hospitals, but exempting orphan drugs from the ceiling price requirements for these covered entities;
●	the new requirements under the federal Open Payments program and its implementing regulations;
●	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;
●	a new regulatory pathway for the approval of biosimilar biological products, all of which will impact existing government healthcare programs and will result in the development of new programs; and
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

We may not be able to initiate or continue clinical trials for one or more of our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or any similar regulatory authority outside the United States. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications that we are targeting for our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Available therapies for the indications we are pursuing can also affect enrollment in our clinical trials. Patient enrollment is affected by other factors including:

●	the severity of the disease under investigation;
●	the eligibility criteria for the study in question;
●	the perceived risks and benefits of the product candidate under study;
●	the efforts to facilitate timely enrollment in clinical trials;
●	the patient referral practices of physicians;
●	the number of clinical trials sponsored by other companies for the same patient population;
●	the ability to monitor patients adequately during and after treatment; and
●	the proximity and availability of clinical trial sites for prospective patients.

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

Competitors may seek to develop alternative formulations that do not directly infringe on our in-licensed patent rights. The commercial opportunity for one or more of our product candidates could be significantly harmed if competitors are able to develop alternative formulations outside the scope of our in-licensed patents. Compared to us, many of our potential competitors have substantially greater:

●	capital resources;
●	development resources, including personnel and technology;

●	clinical trial experience;
●	regulatory experience;
●	expertise in prosecution of intellectual property rights; and
●	manufacturing, distribution and sales and marketing experience.

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

Even if we obtain regulatory approval for one or more of our product candidates, the product may not gain market acceptance among physicians, health care payors, patients and the medical community, which are critical to commercial success. Market acceptance of any product candidate for which we receive approval depends on a number of factors, including:

●	the efficacy and safety as demonstrated in clinical trials;
●	any potential differentiation of the drug versus available therapies;
●	the timing of market introduction of such product candidates as well as competitive products;
●	the clinical indications for which the drug is approved;
●	acceptance by physicians, major operators of cancer clinics and patients of the drug as a safe and effective treatment;
●	the safety of such product candidates in a broader patient group (i.e. based on actual use);
●	the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;
●	the availability of adequate reimbursement and pricing by third-party payors and government authorities;
●	the relative convenience and ease of administration of the product candidate for clinical practices;
●	the product labeling or product insert required by the FDA or regulatory authority in other countries;
●	the approval, availability, market acceptance and reimbursement for a companion diagnostic, if any;
●	the prevalence and severity of adverse side effects; and
●	the effectiveness of our sales and marketing efforts.

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

Factors that may inhibit our efforts to commercialize our products on our own include:

●	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
●	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future products;
●	the lack of complementary or other products to be offered by sales personnel, which may put us at a competitive disadvantage from the perspective of sales efficiency relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with creating our own sales and marketing organization.

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

We also expect to rely on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of any product candidates for which our collaborators or we may obtain marketing approval. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	reliance on the third party for regulatory compliance and quality assurance, while still being required by law to establish adequate oversight and control over products furnished by that third party;
●	the possible breach of the manufacturing agreement by the third party;

●	manufacturing delays if our third-party manufacturers are unable to obtain raw materials due to supply chain disruptions, give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreement between us;
●	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

The use of one or more of our product candidates and any future product candidate we may license or acquire in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Product liability claims might be brought against us by consumers, health care providers or others using, administering or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	withdrawal of clinical trial participants;
●	suspension or termination of clinical trial sites or entire trial programs;
●	decreased demand for any product candidates or products that we may develop;
●	initiation of investigations by regulators;
●	impairment of our business reputation;
●	costs of related litigation;
●	substantial monetary awards to patients or other claimants;
●	loss of revenues;
●	reduced resources of our management to pursue our business strategy; and
●	the inability to commercialize our product candidate or future product candidates.

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

An important part of our business strategy is to continue to develop a pipeline of product candidates by acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit with our focus on novel combinations of immuno-oncology antibodies and small molecule targeted anti-cancer agents. Future in-licenses or acquisitions, however, may entail numerous operational and financial risks, including:

●	exposure to unknown liabilities;

●	disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;
●	difficulty or inability to secure financing to fund development activities for such acquired or in-licensed technologies in the current economic environment;
●	incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;
●	higher than expected acquisition and integration costs;
●	increased amortization expenses;
●	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
●	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
●	inability to retain key employees of any acquired businesses.

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

The degree of future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage, in addition to being costly and time consuming to undertake. For example:

●	our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;
●	our licensors might not have been the first to file patent applications for these inventions;
●	others may independently develop similar or alternative technologies or duplicate our product candidates or any future product candidate technologies;

●	it is possible that none of the pending patent applications licensed to us will result in issued patents;
●	the scope of our issued patents may not extend to competitive products developed or produced by others;
●	the issued patents covering our product candidates or any future product candidate may not provide a basis for market exclusivity for active products, may not provide us with any competitive advantages, or may be challenged by third parties;
●	we may not develop additional proprietary technologies that are patentable; or
●	intellectual property rights of others may have an adverse effect on our business.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third-party claims that we infringe their patents or misappropriated their technology, we could face a number of issues, including:

●	infringement and other intellectual property claims which, with or without merit, can be expensive and time consuming to litigate and can divert management’s attention from our core business;
●	substantial damages for past infringement which we may have to pay if a court decides that our product infringes a competitor’s patent;
●	a court prohibiting us from selling or licensing our product unless the patent holder licenses the patent to us, which it would not be required to do;

●	if a license is available from a patent holder, we may have to pay substantial royalties or grant cross licenses to our patents; and
●	redesigning our processes so they do not infringe, which may not be possible or could require substantial funds, time, and may result in an inferior or less-desirable process or product.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014 and have an accumulated deficit of $128.0 million as of June 30, 2020. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

●	one or more of our product candidates are approved for commercial sale, due to our ability to establish the necessary commercial infrastructure to launch this product candidate without substantial delays, including hiring sales and marketing personnel and contracting with third parties for warehousing, distribution, cash collection and related commercial activities;
●	we are required by the FDA or foreign regulatory authorities, to perform studies in addition to those currently expected;
●	there are any delays in completing our clinical trials or the development of any of our product candidates;
●	we execute other collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;
●	there are variations in the level of expenses related to our current and future development programs;
●	there are any product liability or intellectual property infringement lawsuits in which we may become involved;
●	there are any regulatory developments affecting product candidates of our competitors; and
●	one or more of our product candidate receives regulatory approval.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our development stage products, and we do not know when, or if, we will generate any revenue. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

●	obtain regulatory approval for one or more of our product candidates, or any future product candidate that we may license or acquire;
●	manufacture commercial quantities of one or more of our product candidates or any future product candidate, if approved, at acceptable cost levels; and
●	develop a commercial organization and the supporting infrastructure required to successfully market and sell one or more of our product candidates or any future product candidate, if approved.

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. We currently anticipate that our cash and cash equivalent balances at June 30, 2020 are sufficient to fund our anticipated operating cash requirements for at least one year from the filing date of this Quarterly Report on Form 10-Q.

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

Our future funding requirements will depend on many factors, including, but not limited to:

●	the timing, design and conduct of, and results from, preclinical studies and clinical trials for our product candidates;
●	the potential for delays in our efforts to seek regulatory approval for our product candidates, and any costs associated with such delays;
●	the costs of establishing a commercial organization to sell, market and distribute our product candidates;
●	the rate of progress and costs of our efforts to prepare for the submission of an NDA or BLA for any of our product candidates or any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;
●	the cost and timing of securing sufficient supplies of our product candidates from our third-party manufacturers for clinical trials and in preparation for commercialization;
●	the effect of competing technological and market developments;
●	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish;
●	if one or more of our product candidates are approved, the potential that we may be required to file a lawsuit to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of one or more of our product candidates; and
●	the success of the commercialization of one or more of our product candidates, if approved.

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

We are an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering of our common stock, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our outstanding common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

●	being permitted to provide only two years of our audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Quarterly Report on Form 10-Q;
●	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
●	disclosure obligations regarding executive compensation; and
●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

The market price and trading volume of our common stock has been highly volatile and is likely to continue to be highly volatile and may fluctuate substantially due to many factors, including:

●	announcements relating to the clinical development of our product candidates;
●	announcements concerning the progress of our efforts to obtain regulatory approval for and commercialize our product candidates or any future product candidate, including any requests we receive from the FDA, or comparable regulatory authorities outside the United States, for additional studies or data that result in delays or additional costs in obtaining regulatory approval or launching these product candidates, if approved;
●	the depth and liquidity of the market for our common stock;
●	investor perceptions about us and our business;
●	market conditions in the pharmaceutical and biotechnology sectors or the economy as a whole;
●	price and volume fluctuations in the overall stock market;
●	the failure of one or more of our product candidates or any future product candidate, if approved, to achieve commercial success;
●	announcements of the introduction of new products by us or our competitors;
●	developments concerning product development results or intellectual property rights of others;
●	litigation or public concern about the safety of our potential products;
●	actual fluctuations in our quarterly operating results, and concerns by investors that such fluctuations may occur in the future;
●	deviations in our operating results from the estimates of securities analysts or other analyst comments;
●	additions or departures of key personnel;

●	health care reform legislation, including measures directed at controlling the pricing of pharmaceutical products, and third-party coverage and reimbursement policies;
●	developments concerning current or future strategic collaborations; and
●	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

In October 2017, the Founders Agreement was amended to change the issuance date of the annual grant of shares from the anniversary date of the Agreement to January 1 of each year.

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

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Checkpoint Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on June 4, 2020 (File No. 001-38128) and incorporated herein by reference.

10.1	Amendment to Checkpoint Therapeutics, Inc. Amended and Restated 2015 Incentive Plan, filed as Exhibit 10.1 to Form 8-K filed on June 4, 2020 (File No. 001-38128) and incorporated herein by reference.

31.1

Certification of Chief Executive Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2020.

31.2

Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2020.

32.1	Certification of Chief Executive Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2020.

32.2	Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2020.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Checkpoint Therapeutics, Inc.
(Registrant)

Date: August 6, 2020	By:	/s/ James F. Oliviero
James F. Oliviero
President and Chief Executive Officer
(Principal Executive Officer)