Form 10-Q
period 2020-09-30
Checkpoint Therapeutics, Inc.
filed 2020-11-06
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES     ◻    NO     ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 3, 2020
Class A Common Stock, $0.0001 par value	7,000,000
Common Stock, $0.0001 par value	60,883,303

CHECKPOINT THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended September 30, 2020

Item 1. Financial Statements.

Checkpoint Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$42,029	$26,077
Prepaid expenses and other assets	588	863
Other receivables - related party	28	26
Total current assets	42,645	26,966
Total Assets	$42,645	$26,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,665	$7,257
Accounts payable and accrued expenses - related party	755	862
Total current liabilities	6,420	8,119
Total Liabilities	6,420	8,119

Commitments and Contingencies

Stockholders’ Equity
Common Stock ($0.0001 par value), 95,000,000 shares authorized
Class A common shares, 7,000,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019	1	1
Common shares, 60,883,303 and 47,004,764 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	6	5
Common stock issuable, 0 and 1,459,305 shares as of September 30, 2020 and December 31, 2019, respectively	—	2,510
Additional paid-in capital	169,185	136,442
Accumulated deficit	(132,967)	(120,111)
Total Stockholders’ Equity	36,225	18,847
Total Liabilities and Stockholders’ Equity	$42,645	$26,966

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenue - related party	$28	$280	$1,042	$1,683

Operating expenses:
Research and development	2,543	3,894	8,207	12,595
General and administrative	2,429	1,620	5,794	5,081
Total operating expenses	4,972	5,514	14,001	17,676
Loss from operations	(4,944)	(5,234)	(12,959)	(15,993)

Other income
Interest income	14	28	103	105
Total other income	14	28	103	105
Net Loss	$(4,930)	$(5,206)	$(12,856)	$(15,888)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(0.09)	$(0.15)	$(0.24)	$(0.48)

Basic and diluted weighted average number of common shares outstanding	56,405,734	34,561,844	53,040,215	33,178,567

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

For the Three Months Ended September 30, 2020

					Common	Additional		Total
	Class A Common Shares		Common Shares		Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at June 30, 2020	7,000,000	$1	50,980,004	$5	$0	$143,005	$(128,037)	$14,974
Issuance of common shares, net of offering costs - At-the-market offering	—	—	2,311,062	—	—	5,813	—	5,813
Issuance of common shares, net of offering costs - Public offering	—	—	7,321,429	1	—	18,911	—	18,912
Issuance of common shares - Founders Agreement	—	—	240,808	—	—	731	—	731
Stock-based compensation expense	—	—	30,000	—	—	725	—	725
Net loss	—	—	—	—	—	—	(4,930)	(4,930)
Balances at September 30, 2020	7,000,000	$1	60,883,303	$6	$0	$169,185	$(132,967)	$36,225

For the Nine Months Ended September 30, 2020

					Common	Additional		Total
	Class A Common Shares		Common Shares		Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2019	7,000,000	$1	47,004,764	$5	$2,510	$136,442	$(120,111)	$18,847
Issuance of common shares, net of offering costs - At-the-market offering	—	—	3,614,344	—	—	8,417	—	8,417
Issuance of common shares, net of offering costs - Public offering	—	—	7,321,429	1	—	18,911	—	18,912
Issuance of common shares - Founders Agreement	—	—	1,732,684	—	(2,510)	3,307	—	797
Stock-based compensation expense	—	—	1,107,340	—	—	2,095	—	2,095
Exercise of warrants	—	—	102,742	—	—	13	—	13
Net loss	—	—	—	—	—	—	(12,856)	(12,856)
Balances at September 30, 2020	7,000,000	$1	60,883,303	$6	$0	$169,185	$(132,967)	$36,225

Checkpoint Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

For the Three Months Ended September 30, 2019

					Common	Additional		Total
	Class A Common Shares		Common Shares		Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at June 30, 2019	7,000,000	$1	29,960,034	$3	$—	$113,284	$(106,079)	$7,209
Issuance of common shares, net of offering costs - At-the-market offering	—	—	1,142,298	—	—	3,341	—	3,341
Stock-based compensation expense	—	—	9,000	—	—	833	—	833
Issuance of common shares - Founders Agreement	—	—	28,555	—	—	92	—	92
Exercise of warrants	—	—	26,146	—	—	—	—	—
Net loss	—	—	—	—	—	—	(5,206)	(5,206)
Balances at September 30, 2019	7,000,000	$1	31,166,033	$3	$—	$117,550	$(111,285)	$6,269

For the Nine Months Ended September 30, 2019

					Common	Additional		Total
	Class A Common Shares		Common Shares		Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2018	7,000,000	$1	27,076,154	$3	$1,748	$105,451	$(95,397)	$11,806
Issuance of common shares, net of offering costs - At-the-market offering	—	—	2,230,524	—	—	7,709	—	7,709
Stock-based compensation expense	—	—	769,652	—	—	2,444	—	2,444
Issuance of common shares - Founders Agreement	—	—	1,016,178	—	(1,748)	1,946	—	198
Exercise of warrants	—	—	73,525	—	—	—	—	—
Net loss	—	—	—	—	—	—	(15,888)	(15,888)
Balances at September 30, 2019	7,000,000	$1	31,166,033	$3	$—	$117,550	$(111,285)	$6,269

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the nine months ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(12,856)	$(15,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,095	2,444
Issuance of common shares - Founders Agreement	797	198
Changes in operating assets and liabilities:
Prepaid expenses and other assets	275	632
Other receivables - related party	(2)	1,252
Accounts payable and accrued expenses	(1,926)	(5,282)
Net cash used in operating activities	(11,617)	(16,644)

Cash Flows from Financing Activities:
Issuance of common shares - Public offering	20,500	—
Offering costs for the issuance of common stock - Public offering	(1,361)	—
Proceeds from issuance of common stock - At-the-market offering	8,684	7,904
Offering costs for the issuance of common stock - At-the-market offering	(267)	(195)
Proceeds from the exercise or warrants	13	—
Net cash provided by financing activities	27,569	7,709

Net increase in cash and cash equivalents	15,952	(8,935)
Cash and cash equivalents at beginning of period	26,077	21,995
Cash and cash equivalents at end of period	$42,029	$13,060

Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$2,510	$1,748
Issuance of common shares - Public offering (offering costs incurred but not paid)	$296	$—

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2020, the Company had an accumulated deficit of $133.0 million.

In September 2020, the Company completed an underwritten public offering in which it sold 7,321,429 shares of its common stock at a price of $2.80 per share for gross proceeds of approximately $20.5 million. Total net proceeds from the offering were approximately $18.9 million, net of underwriting discounts and offering expenses of approximately $1.6 million. The shares were sold under a Registration Statement (No. 333-221493) on Form S-3, filed with the Securities and Exchange Commission (“SEC”).

During the nine months ended September 30, 2020, the Company sold a total of 3,614,344 shares of common stock under an At-the-Market Issuance Sales Agreement for aggregate total gross proceeds of approximately $8.7 million at an average selling price of $2.40 per share, resulting in net proceeds of approximately $8.4 million after deducting commissions and other transaction costs.

The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, which may include financing the Company's growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at September 30, 2020 will be sufficient to fund its anticipated operating cash requirements for at least one year from the filing date of this Quarterly Report on Form 10-Q.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They may not include all of the information and notes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2019, which were included in the Company's Form 10-K, and filed with the SEC on March 11, 2020. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A common stock pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The following table summarizes potentially dilutive securities outstanding at September 30, 2020 and 2019, that were excluded from the computation of diluted net loss per share, as they would be anti-dilutive:

	September 30,
	2020	2019
Warrants (Note 6)	3,224,455	4,207,447
Stock options (Note 6)	220,000	110,000
Unvested restricted stock (Note 6)	4,013,199	3,402,151
Total	7,457,654	7,719,598

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses” as amended by ASU 2019-10. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates”, which deferred the effective dates for the Company, as a smaller reporting company, until fiscal year 2023. The Company is currently assessing the impact of the adoption of this ASU on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company will adopt the new guidance in the first quarter of 2021 and the adoption of this guidance is not expected to have a material impact on the condensed financial statements.

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption will be permitted. The Company is currently evaluating the impact of this standard on its condensed financial statements.

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

In connection with the license agreement with Dana-Farber, the Company entered into a collaboration agreement with TGTX, which was amended and restated in June 2019, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retains the right to develop and commercialize these antibodies in solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the original collaboration agreement, TGTX paid the Company $0.5 million, representing an upfront licensing fee. Upon the signing of the amended and restated collaboration agreement in June 2019, TGTX paid the Company an additional $1.0 million upfront licensing fee. The Company is eligible to receive substantive potential milestone payments for the anti-PD-L1 program of up to an aggregate of approximately $27.6 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $8.4 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $19.2 million upon regulatory filings and first commercial sales in specified territories. The Company is also eligible to receive substantive potential milestone payments for the anti-GITR antibody program of up to an aggregate of approximately $21.5 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, the Company is eligible to receive up to an aggregate of $60.0 million upon  TGTX’s successful achievement of certain sales milestones based on aggregate net sales for both programs, in addition to royalty payments based on a tiered low double-digit percentage of net sales. Following the second anniversary of the effective date of the agreement, the Company receives an annual license maintenance fee, which is creditable against milestone payments or royalties due to the Company. TGTX also pays the Company for its out-of-pocket costs of material used by TGTX for their development activities. For the three months ended September 30, 2020 and 2019, the Company recognized approximately $7,000 and $267,000, respectively, in revenue from its collaboration agreement in the Condensed Statements of Operations. For the nine months ended September 30, 2020 and 2019, the Company recognized approximately $1.0  million, which included a milestone of $925,000 upon the 12th patient dosed in a phase 1 clinical trial for the anti-PD-L1 antibody cosibelimab (formerly referred to as CK-301) during March 2020 and $1.6 million, respectively, in revenue related to the collaboration agreement in the Condensed Statements of Operations.

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

In connection with the license agreement with Jubilant, the Company entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retains the right to develop and commercialize these compounds in the field of solid tumors. Under the terms of the sublicense agreement the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.2 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, the Company is eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays the Company 50% of IND enabling costs and patent expenses. For the three months ended September 30, 2020 and 2019, the Company recognized approximately $21,000 and $13,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations. For the nine months ended September 30, 2020 and 2019, the Company recognized approximately $67,000 and $37,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations.

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

The milestone payments are based on successful achievement of clinical development, regulatory, and sales milestones. Because these payments are contingent on the occurrence of a future event, they represent variable consideration and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The sales-based royalty payments are recognized as revenue when the subsequent sales occur. The Company also receives variable consideration for certain research and development, out-of-pocket material costs and patent maintenance related activities that are dependent upon the Company’s actual expenditures under the collaborations and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Revenue is recognized approximately when the amounts become due because it relates to an already satisfied performance obligation. For the nine months ended September 30, 2020, the Company recognized the achievement of a clinical development milestone under its collaboration agreement with TGTX based upon their dosing of a 12th patient in a phase 1 clinical trial of cosibelimab.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of the Company’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of its Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. For the three months ended September 30, 2020 and 2019, the Company recognized $125,000 in expense on its Condensed Statements of Operations related to the MSA. For the nine months ended September 30, 2020 and 2019, the Company recognized $375,000 in expense in its Condensed Statements of Operations related to the MSA.

Caribe BioAdvisors, LLC

In December 2016, the Company entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For the three months ended September 30, 2020 and 2019, the Company recognized approximately $28,000 in expense in its Condensed Statements of Operations related to the advisory agreement, including approximately $13,000 in expense related to annual equity incentive grants. For the nine months ended September 30, 2020 and 2019, the Company recognized approximately $84,000 and $76,000, respectively, in expense in its Condensed Statements of Operations related to the advisory agreement, including approximately $39,000 and $31,000, respectively, in expense related to annual equity incentive grants.

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

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of September 30, 2020, and December 31, 2019, there was no litigation against the Company.

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

As of September 30, 2020, and December 31, 2019, there were 7,000,000 shares of Class A common stock issued and outstanding to Fortress. Dividends are to be distributed pro-rata to the Class A and common stockholders. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stockholders are entitled to a number of votes per share equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

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

In September 2020, the Company completed an underwritten public offering in which it sold 7,321,429 shares of its common stock at a price of $2.80 per share for gross proceeds of approximately $20.5 million. Total net proceeds from the offering were approximately $18.9 million, net of underwriting discounts and offering expenses of approximately $1.6 million. The shares were sold under the S-3.

During the nine months ended September 30, 2020, the Company sold a total of 3,614,344 shares of common stock under an At-the-Market Issuance Sales Agreement for aggregate total gross proceeds of approximately $8.7 million at an average selling price of $2.40 per share, resulting in net proceeds of approximately $8.4 million after deducting commissions and other transaction costs.

Pursuant to the Founders Agreement, the Company issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the offering noted above. Accordingly, the Company issued 273,379 shares of common stock to Fortress and recorded expense of approximately $797,000 related to these stock grants, which is included in general and administrative expenses in the Company’s Condensed Statements of Operations for the nine months ended September 30, 2020.

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

The S-3 is currently the Company’s only active shelf registration statement. Subsequent to the offerings noted above, approximately $12.3 million of securities remain available for sale under the S-3. The Company may offer the securities under the S-3 from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders. The Company believes that the S-3 provides it with the flexibility to raise additional capital to finance its operations as needed.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

As of September 30, 2020, 4,298,465 shares are available for issuance under the 2015 Incentive Plan.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activity for the nine months ended September 30, 2020:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested at December 31, 2019	3,303,839	$4.29
Granted	1,107,340	2.39
Vested	(397,980)	4.31
Non-vested at September 30, 2020	4,013,199	$3.77

As of September 30, 2020, there was $3.5 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.0 years. This amount does not include, as of September 30, 2020, 333,334 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Stock Options

The following table summarizes stock option award activity for the nine months ended September 30, 2020:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Stock Options	Exercise Price	(in years)
Outstanding as of December 31, 2019	160,000	$3.64	8.56
Granted	60,000	2.04
Outstanding as of September 30, 2020	220,000	$3.20	8.29

Upon the exercise of stock options, the Company will issue new shares of its common stock. As of September 30, 2020, no outstanding stock options were vested and exercisable.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Warrants

A summary of warrant activities for the nine months ended September 30, 2020 is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Warrants	Exercise Price	(in years)
Outstanding as of December 31, 2019	4,207,447	$6.81	1.25
Exercised	(102,742)	0.13
Expired	(880,250)	7.00
Outstanding as of September 30, 2020	3,224,455	$6.97	0.19

Upon the exercise of warrants, the Company will issue new shares of its common stock. During the nine months ended September 30, 2020, the Company issued 102,742 common shares and received $13,000.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the three and nine  months ended September 30, 2020 and 2019 ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Research and development	$157	$179	$462	$559
General and administrative	568	654	1,633	1,885
Total stock-based compensation expense	$725	$833	$2,095	$2,444

Note 7 - Accounts Payable and Accrued Expenses

At September 30, 2020 and December 31, 2019, accounts payable and accrued expenses consisted of the following ($ in thousands):

	September 30,	December 31,
	2020	2019
Accounts payable	$2,467	$3,079
Accrued compensation	326	414
Research and development	2,289	3,496
Other	583	268
Total accounts payable and accrued expenses	$5,665	$7,257

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

In September 2020, we announced updated interim results from the ongoing global, open-label, multicohort Phase 1 clinical trial of our anti-PD-L1 antibody, cosibelimab, in patients with advanced cancers, including the registration-enabling cohort of patients with metastatic cutaneous squamous cell carcinoma. The interim results were presented in an e-poster at the European Society for Medical Oncology ("ESMO") Virtual Congress 2020.

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2020, we have an accumulated deficit of $133.0 million.

We are a majority-controlled subsidiary of Fortress.

Checkpoint Therapeutics, Inc. was incorporated in Delaware on November 10, 2014 and commenced principal operations in March 2015. Our executive offices are located at 2 Gansevoort Street, 9th Floor, New York, NY 10014. Our telephone number is (781) 652-4500 and our email address is ir@checkpointtx.com.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

Revenue

For the three months ended September 30, 2020, revenue was approximately $28,000 compared to approximately $280,000 for the three months ended September 30, 2019, a decrease of $252,000.   Revenue for the three months ended September 30, 2019 included $238,000 from TGTX for the purchase of clinical material of cosibelimab.

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

For the three months ended September 30, 2020, research and development expenses were approximately $2.5 million, compared to $3.9 million for the three months ended September 30, 2019, a decrease of $1.4 million. The current period research and development expenses primarily consisted of $2.0 million related to clinical costs for our product candidates and $0.2 million related to stock compensation expense. The prior period research and development expenses primarily consisted of $2.3 million related to clinical costs for our product candidates, $1.1 million related to manufacturing costs of our product candidates, and $0.2 million related to stock compensation expense.

We anticipate our research and development expenses to increase modestly for the remainder of 2020.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities, and facilities-related expenses.

For the three months ended September 30, 2020, general and administrative expenses were approximately $2.4 million, compared to $1.6 million for the three months ended September 30, 2019, an increase of $0.8 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $0.6  million, $0.7 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock, $0.3 million for salary expense, $0.3 million related to legal and accounting fees and $0.1 million related to investor relation fees. The prior period general and administrative expenses primarily consisted of stock compensation expense of $0.7 million, $0.3 million related to salary expenses, $0.2 million related to legal and accounting fees and $0.1 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock.

We anticipate our general and administrative expenses will remain relatively consistent for the remainder of 2020.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Revenue

For the nine months ended September 30, 2020, revenue was approximately $1.0 million compared to approximately $1.7 million for the nine months ended September 30, 2019, a decrease of $0.7 million. Revenue for the current period primarily consisted of $1.0 million from TGTX related to the collaboration agreement, including a milestone of $925,000 upon the 12th patient dosed in a phase 1 clinical trial for cosibelimab during March 2020. Revenue for the nine months ended September 30, 2019 consisted period primarily consisted of $1.6 million from TGTX related to the collaboration agreement, including a $1.0 million upfront licensing fee due upon the signing of an amendment to the agreement and approximately $0.6 million for the purchase of clinical material of cosibelimab.

Research and Development Expenses

For the nine months ended September 30, 2020, research and development expenses were approximately $8.2 million, compared to $12.6 million for the nine months ended September 30, 2019, a decrease of $4.4 million. The current period’s research and development expenses primarily consisted of $6.0 million related to clinical costs for our product candidates, $0.9 million related to the manufacturing costs of our product candidates, and $0.5 million related to stock compensation expense. The prior period’s research and development expenses primarily consisted of $6.8 million related to clinical costs for our product candidates, $4.0 million related to manufacturing costs of our product candidates, and $0.6 million related to stock compensation expense.

General and Administrative Expenses

For the nine months ended September 30, 2020, general and administrative expenses were approximately $5.8 million, compared to $5.1 million for the nine months ended September 30, 2019, an increase of $0.7 million. The current period’s general and administrative expenses primarily consisted of stock compensation expense of $1.6 million, $0.8 million related to salary expenses, $0.8 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock, $0.7 million related to legal and accounting fees and $0.5 million related to investor relation fees. The prior period’s general and administrative expenses primarily consisted of stock compensation expense of $1.9 million, $0.8 million related to salary expenses, $0.8 million related to legal and accounting fees and $0.2 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2020, we had an accumulated deficit of $133.0 million.

Our major sources of cash have been proceeds from the sale of equity securities. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalent balances at September 30, 2020 are sufficient to fund our anticipated operating cash requirements for at least one year from the filing date of this Quarterly Report on Form 10-Q.

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

Cash Flows for the Nine Months Ended September 30, 2020 and 2019

Operating Activities

Net cash used in operating activities was approximately $11.6 million for the nine months ended September 30, 2020, compared to approximately $16.6 million for the nine months ended September 30, 2019. The decrease in net cash used in operating activities was primarily related to a decrease in manufacturing of cosibelimab clinical supply in the current period.

Investing Activities

There were no investing activities for the nine months ended September 30, 2020 and 2019.

Financing Activities

Net cash provided by financing activities was $27.6 million for the nine months ended September 30, 2020. Cash provided by financing activities related to net proceeds of $19.1 million from the issuance of common stock as part of our underwritten public offering in September 2020 and net proceeds of $8.4 million from the issuance of common stock as part of our At-the-Market Issuance Sales Agreement (the “ATM”) offerings. Net cash provided by financing activities for the nine months ended September 30, 2019 related to net proceeds of $7.7 million from the issuance of common stock as part of our ATM offering.

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

With respect to the quarter ended September 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2020 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s employees have been and are currently being affected by the COVID-19 pandemic. Our office and management personnel are mostly working remotely and the Company may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus. If these conditions worsen, or last for an extended period of time, the Company’s ability to manage its business may be impaired, and operational risks, cybersecurity risks and other risks the Company faced even prior to the pandemic may be elevated.

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

Most recently, in July 2020, President Trump signed four Executive Orders directing HHS to take several steps to lower costs on prescription drugs. Many of the policy changes included in the Executive Orders were proposed in President Trump’s May 2018 Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs. The Executive Orders cover a range of policies, including but not limited to (i) tying the prices paid by the U.S. government (e.g., Medicare) for drugs and biological products to prices paid in other countries; (ii) ensuring that rebates that drug makers pay to pharmacy benefit managers and insurers in the Medicare Part D program get passed directly to patients when they purchase a medication, so long as the change is not projected to increase Federal spending, Medicare beneficiary premiums or patients’ total out-of-pocket costs; and (iii) allowing states, wholesalers and pharmacies to import FDA-approved drugs from Canada and other countries and sell them in the U.S. if the FDA deems them safe. Many of these policy proposals have been considered in recent legislative and regulatory proposals. The impact and timing of these Executive Orders is uncertain, as the directives contained therein would require agency rulemaking and implementation. These policy proposals, if implemented, could significantly impact the pharmaceutical industry in the U.S. and adversely affect our ability to generate revenues or commercialize our product candidates in the U.S.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014 and have an accumulated deficit of $133.0 million as of September 30, 2020. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. We currently anticipate that our cash and cash equivalent balances at September 30, 2020 are sufficient to fund our anticipated operating cash requirements for at least one year from the filing date of this Quarterly Report on Form 10-Q.

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

We are an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering of our common stock, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our outstanding common stock that are held by non-affiliates exceeds $700 million as of the prior September 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Under the terms of the Founders Agreement, which became effective as of March 17, 2015 and was amended and restated on July 11, 2016, Fortress has the right to receive an annual grant of shares of our common stock equal to 2.5% of the fully-diluted outstanding equity at the time of issuance on January 1 of each year. This annual issuance of shares to Fortress will dilute your holdings in our common stock and, if the value of Checkpoint has not grown over the prior year, would result in a reduction in the value of your shares.

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

Item 6. Exhibits

Exhibit No.	Description
10.1	Amendment No. 5, dated September 24, 2020, to the Executive Employment Agreement dated October 13, 2015, by and between Checkpoint Therapeutics, Inc. and James F. Oliviero III. #

10.2	Master Services Agreement between Samsung Biologics Co., Ltd. and Checkpoint Therapeutics, Inc., effective November 8, 2017. *

31.1

Certification of Chief Executive Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2020.

31.2

Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2020.

32.1	Certification of Chief Executive Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2020.

32.2	Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2020.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

# Management Compensation Arrangement.

*Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Checkpoint Therapeutics, Inc.
(Registrant)

Date: November 6, 2020	By:	/s/ James F. Oliviero
James F. Oliviero
President and Chief Executive Officer
(Principal Executive Officer)