Form 10-K
period 2020-12-31
Checkpoint Therapeutics, Inc.
filed 2021-03-12
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐     No  ☒

As of June 30, 2020, the last business day of the registrant’s mostly recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $80,720,490 based upon the closing sale price of our common stock of $1.98 on that date. Common stock held by each officer and director and by each person known to own in excess of 5% of outstanding shares of our common stock has been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status in not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of March 5, 2021
Class A Common Stock, $0.0001 par value	7,000,000
Common Stock, $0.0001 par value	68,212,354

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

CHECKPOINT THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect,” “will,” “could,” “project,” “intend” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

●	expectations for increases or decreases in expenses;
●	expectations for the clinical and preclinical development, manufacturing, regulatory approval, and commercialization of our pharmaceutical product candidates or any other products we may acquire or in-license;
●	use of clinical research centers and other contractors;
●	expectations as to the timing of commencing or completing preclinical and clinical trials and the expected outcomes of those trials, including the novel coronavirus (COVID-19) pandemic's or other crises’ potentials to negatively affect the hospitals and clinical sites in which we may conduct any of our clinical trials, and patients’ willingness to access those sites to continue the trials;
●	intention to use data from our ongoing Phase 1 clinical trial of cosibelimab to support the submissions of one or more U.S. Biologics License Applications and relatedly, our assumption that exclusively foreign clinical data may be acceptable to support marketing approval under Food and Drug Administration regulations;
●	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;
●	expectations for generating revenue or becoming profitable on a sustained basis;
●	expectations or ability to enter into marketing and other partnership agreements;
●	expectations or ability to enter into product acquisition and in-licensing transactions;
●	expectations or ability to build our own commercial infrastructure to manufacture, market and sell our product candidates;
●	expectations for the acceptance of our products by doctors, patients or payors;
●	ability to compete against other companies and research institutions;
●	ability to secure adequate protection for our intellectual property;
●	ability to attract and retain key personnel;
●	ability to obtain reimbursement for our products;
●	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;
●	stock price and the volatility of the equity markets;
●	expected losses; and
●	expectations for future capital requirements.

The forward-looking statements contained in this report reflect our views and assumptions as of the effective date of this report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. Except as required by law, we assume no responsibility for updating any forward-looking statements.

We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

SUMMARY OF RISK FACTORS

Our business is subject to risks of which you should be aware before making an investment decision. The risks described below are a summary of the principal risks associated with an investment in us and are not the only risks we face. You should carefully consider these risk factors, the risk factors described in Item 1A, and the other reports and documents that we have filed with the Securities and Exchange Commission (“SEC”).

Risks Related to our Finances and Capital Requirements

●	We have incurred significant losses since our inception and anticipate that we will incur continued losses for the foreseeable future. We have not generated any sales revenue from our development stage products, and we do not know when, or if, we will generate any revenue from sales of an approved product.
●	Our short operating history makes it difficult to evaluate our business and prospects.
●	Our success is contingent upon raising additional capital for our development programs and commercialization efforts, which may fail. Even if successful, our future capital raising activities may dilute our current stockholders, restrict our operations, or require us to relinquish proprietary rights.
●	Our limited resources may cause us to fail to capitalize on programs or product candidates presenting commercial opportunity or high likelihood of success.

Risks Pertaining to our Business Strategy, Structure and Organization

●	Our future growth and success depend on our ability to successfully develop and commercialize our product candidates, which we have yet to do.
●	Our future growth depends on our acquiring or in-licensing products or product candidates and integrating such products into our business.

Risks Inherent in Drug Development and Commercialization

●	Preclinical development is highly speculative and carries a high failure risk.
●	We may not receive the required regulatory approvals for any of our product candidates on our projected timelines, if at all, which may result in increased costs and delay our ability to generate revenue.
●	If a product candidate demonstrates lack of efficacy or adverse side effects, we may need to abandon or limit the development of such product candidate.
●	We may not obtain the desired labeling claims or intended uses for product promotion, or favorable scheduling classifications, to successfully promote our products.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, and increased regulatory scrutiny.
●	Our competitors have developed or may develop treatments for our products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.
●	If our products are not broadly accepted by the healthcare community, the revenues from any such product will likely be limited.
●	Any successful products liability claim related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of such products.

Risks Related to Reliance on Third Parties

●	We rely, and will rely in the future, on third-party contract research organizations and contract manufacturers for the conduct of our preclinical and clinical studies and trials, for the completion of commercial and pre-commercial manufacturing and, eventually, for commercialization. If such third parties fail to perform contractual obligations, meet deadlines, comply with applicable regulations, or if our relationships with such third parties are disrupted, our revenue potential may be limited.
●	We rely on clinical data and results obtained by third parties, which may prove inaccurate or unreliable.

Risks Relating to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.
●	We may be subject to anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to maintain sufficient patent protection for our technology and products, our competitors could develop and commercialize products similar or identical to ours, impairing our ability to successfully commercialize potential products.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ patents.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Relating to Our Control by Fortress Biotech, Inc. (“Fortress”)

●	Fortress controls a voting majority of our common stock and has the right to receive significant share grants annually, which will result in dilution of our other stockholders and could reduce the value of our common stock.
●	We have entered into certain agreements with Fortress and may have received better terms from unaffiliated third parties.

Risks Related to Conflicts of Interest

●	The Chairman of our Board of Directors is also the Executive Chairman, President, and Chief Executive Officer of TG Therapeutics, Inc.(“TGTX”). We have entered a collaboration agreement and a sublicense agreement with TGTX, and as a result, certain conflicts of interest may arise.
●	We share certain directors with Fortress, which could create conflicts of interest between us and Fortress.

PART I

Item 1.     Business

OVERVIEW

We are a clinical-stage immunotherapy and targeted oncology company focused on the acquisition, development and commercialization of novel treatments for patients with solid tumor cancers. We are evaluating our lead antibody product candidate, cosibelimab, an anti-programmed death-ligand 1 (“PD-L1”) antibody licensed from the Dana-Farber Cancer Institute (“Dana-Farber”), in an ongoing global, open-label, multicohort Phase 1 clinical trial in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including ongoing cohorts in locally advanced and metastatic cutaneous squamous cell carcinoma (“CSCC”) intended to support one or more applications for marketing approval. In addition, we are evaluating our lead small-molecule, targeted anti-cancer agent, CK-101, a third-generation epidermal growth factor receptor (“EGFR”) inhibitor, as a potential new treatment for patients with EGFR mutation-positive non-small cell lung cancer (“NSCLC”).

We have also entered into various collaboration agreements with TG Therapeutics, Inc. (“TGTX”), a related party, to develop and commercialize certain assets in connection with our licenses in the field of hematological malignancies, while we retain the right to develop and commercialize these assets in solid tumors.

In September 2020, we announced updated interim results from our ongoing Phase 1 clinical trial of cosibelimab. The data were presented in a poster presentation at the ESMO Virtual Congress 2020. We continue to enroll CSCC patients to support one or more biologics license application (“BLA”) submissions to the Food and Drug Administration (“FDA”) for cosibelimab based on this ongoing clinical trial. The primary endpoint is objective response rate (“ORR”), and secondary endpoints include duration of response, progression-free survival (“PFS”), and overall survival.

In November 2020, updated results from the previously untreated high PD-L1 expressing patients with advanced NSCLC cohort of the Phase 1 clinical trial of cosibelimab were presented at the Society for Immunotherapy of Cancer 35th Anniversary Annual Meeting.

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2020, we have an accumulated deficit of $143.2 million.

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

PRODUCTS UNDER DEVELOPMENT

Immuno-Oncology Agents

Cosibelimab (Anti-PD-L1) Program

Cosibelimab (formerly referred to as CK-301) is a fully-human monoclonal antibody of IgG1 subtype that directly binds to PD-L1 and blocks the PD-L1 interaction with the Programmed Death Receptor-1 (“PD-1”) and B7.1 receptors. Cosibelimab’s primary mechanism of action is based on the inhibition of the interaction between PD-L1 and its receptors PD-1 and B7.1, which removes the suppressive effects of PD-L1 on anti-tumor CD8+ T-cells to restore the cytotoxic T cell response. Additionally, cosibelimab has a functional Fc domain that may be capable of inducing antibody-dependent cellular cytotoxicity (“ADCC”) and complement-dependent cytotoxicity (“CDC”) against tumor cells.

Numerous preclinical and clinical studies of third-parties have demonstrated that antibodies that block the interaction of PD-1 with its ligands, PD-L1 and PD-L2, or those that block only the interaction of PD-L1 with PD-1 can augment anti-tumor T-cell responses and lead to complete and lasting tumor eradication in a certain proportion of patients. Confirmed ORRs in the labels for the FDA approved PD-1 and PD-L1 blocking antibodies were cited in the 20-45% range based on clinical trials in patients with metastatic melanoma and NSCLC. Potent therapeutic anti-tumor responses due to blocking of PD-1/PD-L1 interaction have been demonstrated by these approved products in patients with various solid tumors including, but not limited to, NSCLC, melanoma, RCC, head and neck cancer, CSCC and urothelial carcinoma.

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

We commenced a Phase 1 multi-center clinical study for cosibelimab in October 2017. The study is evaluating the safety and tolerability of ascending doses of cosibelimab in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers. Following completion of dose escalation in March 2018, multiple dose expansion cohorts were initiated. In September and November 2020, we announced updated interim results from our ongoing Phase 1 clinical trial of cosibelimab in poster presentations at the ESMO Virtual Congress 2020 and the Society for Immunotherapy of Cancer 35th Anniversary Annual Meeting, respectively. We continue to enroll CSCC patients to support one or more BLA submissions to the FDA for cosibelimab based on this ongoing clinical trial. The primary endpoint is ORR, and secondary endpoints include duration of response, PFS, and overall survival.

CK-302 (Anti-GITR) Program

Our anti-GITR monoclonal antibody, CK-302, is a fully human agonistic antibody that is designed to bind to and trigger signaling in GITR expressing cells. Scientific literature indicates that GITR is a co-stimulatory molecule of the TNF receptor family and is expressed on activated T cells, B cells, natural killer (“NK”) and regulatory T-cells (“Treg”). As a co-stimulatory molecule, GITR engagement increases proliferation, activation, and cytokine production of CD4+ and CD8+ T-cells. We believe our anti-GITR monoclonal antibody has the potential to abrogate immunosuppressive activity of natural Treg on expansion of T-effector cells. GITR-specific agonistic monoclonal antibodies under development by third parties have been shown to induce tumor regression in vivo through the activation of CD4+ T-cells, CD8+ T-cells and NK cells in a number of tumor models.

We plan to develop CK-302 for oncology indications where scientific literature supports the potential for an anti-GITR to be effective. We licensed the exclusive worldwide rights to anti-GITR antibodies from Dana-Farber in March 2015. Also in March 2015, we entered into a Global Collaboration Agreement with TGTX to develop and commercialize anti-GITR antibodies in the field of hematological malignancies. We retain the right to develop and commercialize anti-GITR antibodies in solid tumors. We believe that an anti-GITR antibody has the potential to be effective in one or more oncological indications as a monotherapy or in combination with an anti-PD-L1 antibody as well as other anti-tumor immune response potentiating compounds and targeted therapies.

Currently, we are in preclinical development for this program.

Targeted Anti-Cancer Agents

CK-101 (also known as RX518) EGFR Inhibitor Program

We are developing CK-101 as an oral, third-generation, irreversible kinase inhibitor against selective mutations of EGFR. Activating mutations in the tyrosine kinase domain of EGFR such as L858R and exon 19 deletion are found in approximately 20% of patients with advanced NSCLC. Compared to chemotherapy, first-generation EGFR inhibitors significantly improved ORR and PFS in previously untreated NSCLC patients carrying EGFR mutations. However, tumor progression could develop due to resistance mutations, often within months of treatment with first-generation EGFR inhibitors.

The EGFR T790M “gatekeeper” mutation is the most common resistance mutation found in patients treated with first-generation EGFR inhibitors. The mutation decreases the affinity of first-generation inhibitors to EGFR kinase domain, rendering the drugs ineffective. Second-generation EGFR inhibitors have improved in vitro potency against the T790M mutation but have not provided meaningful benefits in NSCLC patients due to toxicity from also inhibiting wild-type EGFR.

Third-generation EGFR inhibitors are designed to be highly selective against one or more EGFR activating mutations and the T790M resistance mutation with minimal inhibition of wild-type EGFR, thereby potentially improving tolerability and safety profiles. In November 2015, Tagrisso® (osimertinib), a third-generation EGFR inhibitor developed by AstraZeneca plc, received accelerated FDA approval for the treatment of patients with metastatic EGFR T790M mutation-positive NSCLC who have progressed on or after receiving EGFR tyrosine kinase inhibitor therapy. Tagrisso received full approval from the FDA in 2017 based on data from a randomized, Phase 3 trial, in which Tagrisso significantly improved PFS versus platinum-based doublet chemotherapy, providing 10.1 months of median PFS compared to 4.4 months from chemotherapy. Subsequently, in April 2018, Tagrisso received FDA approval for the first-line treatment of adult patients with metastatic NSCLC whose tumors have the EGFR exon 19 deletion or exon 21 L858R activating mutations based on data from a randomized, Phase 3 trial in which Tagrisso significantly improved PFS versus first-generation EGFR inhibitors, providing 18.9 months of median PFS compared to 10.2 months from the EGFR inhibitor comparators, erlotinib or gefitinib.

We are developing CK-101 for the potential first-line treatment of adult patients with metastatic NSCLC whose tumors have EGFR exon 19 deletion mutations. We believe that CK-101 has the potential to be effective in this indication as a monotherapy or in combination with other anti-tumor immune response potentiating compounds.

In March 2015, Fortress entered into an exclusive license agreement with NeuPharma, Inc., which agreement was assigned to us by Fortress on the same date, to develop and commercialize novel covalent third-generation EGFR inhibitors on a worldwide basis outside of certain Asian countries. In August 2016, the FDA accepted our Investigational New Drug application (“IND”) and we initiated a Phase 1 clinical trial in September 2016. The trial is evaluating the safety and tolerability of ascending doses of CK-101 in patients with advanced solid tumors to determine the maximum tolerated dose and the safety and efficacy of CK-101 in patients with EGFR mutation-positive NSCLC. In September 2018, we announced preliminary interim data in an oral presentation at the International Association for the Study of Lung Cancer 19th World Conference on Lung Cancer in Toronto. In November 2020, NeuPharma, Inc. commenced a Phase 3 clinical trial in China evaluating CK-101 in treatment-naïve locally advanced or metastatic NSCLC patients whose tumors have

EGFR exon 19 deletion mutations. We intend to meet with the FDA to discuss the adequacy of the ongoing Phase 3 trial in China.

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

In May 2016, we entered into an exclusive license agreement with Jubilant Biosys Limited to develop and commercialize novel compounds that inhibit BET bromodomains on a worldwide basis. Also in May 2016, we entered into a Sublicense Agreement with TGTX to develop and commercialize CK-103 in the field of hematological malignancies. We retain the right to develop and commercialize CK-103 in solid tumors. Currently, we have completed the required CMC, pharmacology and toxicology activities that we believe will support an IND application filing.

Anti-CAIX Research Program

Our anti-carbonic anhydrase IX (“CAIX”) antibody is a fully human preclinical antibody designed to recognize CAIX expressing cells and kill them via ADCC and CDC. Scientific literature indicates that CAIX is a well characterized tumor associated antigen with expression almost exclusively limited to the cells of renal cell carcinoma (“RCC”). More than 85% of RCC cases have been demonstrated to express high levels of CAIX expression. There is very limited expression of this antigen on healthy tissue which we believe will limit reactivity of this antibody against healthy tissues.

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

Estimated
		Development	Completion	Estimated Cost to
Product Candidate	Target Indication(s)	Status	of Phase	Complete Phase
Cosibelimab	Cutaneous squamous cell carcinoma	Phase 1	2021*	$6 to $8 million
CK‑101	EGFR mutation-positive NSCLC	Phase 1	2021	$1 million

*Completion of phase for this study indicates completion of the portion of study, which, if successful, could potentially support the submission of one or more applications for marketing approval.

Completion dates and costs in the above table are estimates due to the uncertainties associated with clinical trials and the related requirements of development. In the cases where the requirements for clinical trials and development programs have not been fully defined, or are dependent on the success of other trials, we cannot estimate trial completion or cost with any certainty. The actual spending on each trial during the year is also dependent on funding.

INTELLECTUAL PROPERTY AND PATENTS

General

Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our policy is to actively seek to obtain, where appropriate, broad intellectual property protection for our product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the U.S. and elsewhere in the world.

We also depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors (“know-how”). To help protect our proprietary know-how which is not patentable, and for inventions for which patents may be difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we require all employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

Patents and other proprietary rights are crucial to the development of our business. We will be able to protect our proprietary technologies from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents, supported by regulatory exclusivity, or are effectively maintained as trade secrets. We cannot guarantee the scope of protection of the issued patents, or that such patents will survive a validity or enforceability challenge, or that any of the pending patent applications will issue as patents.

Generally, patent applications in the U.S. are maintained in secrecy for a period of 18 months or more. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Therefore, we cannot predict the breadth of claims allowed in biotechnology and pharmaceutical patents, the continued patent eligibility of certain subject matter, or their enforceability. To date, there has been no consistent policy regarding the breadth of claims allowed in biotechnology patents. Third parties or competitors may challenge or circumvent our patents or patent applications, if issued. If our competitors prepare and file patent applications in the U.S. that claim technology also claimed by us, we may have to participate in interference or derivation proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention or inventorship, which could result in substantial cost, even if the eventual outcome is favorable to us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before we commercialize any of our products, any related patent may expire or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent. However, the life of a patent covering a product that has been subject to regulatory approval may have the ability to be extended through the patent restoration program, although any such extension could still be minimal and, in any case, is limited to a maximum of five additional years of patent term.  But that maximum of five additional years is, itself, subject to a cap of a maximum of 14 years of patent protection from the date of marketing approval.

In March 2015, we licensed intellectual property related to certain antibodies from Dana-Farber. The intellectual property includes issued patents in a number of countries, including the United States and Europe, as well as pending patent applications in several countries elsewhere. The issued patents and pending patent applications relate generally to compositions and methods of treatment involving antibodies against PD-L1, CAIX, and GITR.

The PD-L1 segment of the portfolio includes two granted U.S. patents (U.S. Patent Nos. 9,828,434 and 10,604,581) directed to antibodies that bind to PD-L1 and methods of augmenting a patient’s immune response by administering an anti-PD-L1 antibody, respectively. The ‘434 patent is scheduled to expire October 4, 2033, and the ‘581 patent is scheduled to expire November 18, 2033, not including any patent term restorations, which might become available under the provisions of U.S. patent laws, based on regulatory delays associated with obtaining marketing approval. Two Australian (AU 2013326901 and 2018226425), one Japanese (JP 6461800), one South Korean (KR 101947702), one Israeli (IL 237737), one Mexican (MX 370848), one Colombian (CO 34878) and one Chinese counterpart patents have issued, and additional international counterpart applications are pending in Canada, China, Europe and Hong Kong. The issued international patents and any patents maturing from these pending applications will expire no sooner than October 2033. In June 2016, Checkpoint also filed a company-owned U.S. provisional application (U.S. 62/356,105) directed to antibodies and functional fragments thereof that bind to human PD-L1, and methods of inhibiting tumor cell proliferation in patients using such antibodies or functional fragments. The provisional application was converted into a PCT application (PCT/US2017/039810) in June 2017, and a U.S. non-provisional application (U.S. Appl. No. 15/636,610) was filed at the same time. The ’610 application has now issued as U.S. Patent No. 10,590,199 with claims directed to specific anti-PD-L1 antibodies and fragments thereof, as well as methods of treating tumors/cancers with anti-PD-L1 antibodies and fragments thereof.  The ’199 patent is scheduled to expire on May 31, 2038, not including any patent term restorations, which might become available under the provisions of U.S. patent laws, based on regulatory delays associated with obtaining marketing approval. A further U.S. application, U.S. Appl. No. 16/818,621, was filed before the issuance of the ‘199 patent and is currently pending. An Israeli counterpart patent has also granted (IL 263611), and additional national stage applications are pending in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, New Zealand, Russia, Singapore and Thailand. Any patents maturing from these pending applications will expire no sooner than June 2037.

The CAIX segment of the portfolio includes two granted U.S. patents (U.S. Patent Nos. 8,466,263 and 10,450,383) and one pending U.S. application (U.S. Appl. No. 16/658,867). The ‘263 patent is directed to isolated human monoclonal antibodies and scFv antibodies that bind to CAIX (G250) protein, and compositions and kits comprising such antibodies. The term of the ‘263 patent runs to July 9, 2029. The ‘383 patent is directed to methods of treating cancer with anti-CAIX antibodies, and its term runs until April 28, 2027. The ‘263 patent, the ‘383 patent, and any patent issuing from the ‘867 application may be entitled to any patent term restorations that might become available under the provisions of U.S. patent laws, based on regulatory delays associated with obtaining marketing approval. The European counterpart patent (EP 1979379) is in force in Switzerland, Liechtenstein, Germany, France and the United Kingdom. A Canadian counterpart patent (CA 2,632,094) has also been issued. Both the European and Canadian counterpart patents, as well as any pending applications outside the United States, are scheduled to expire no sooner than December 2026.

The GITR segment of the portfolio includes an International Application No. PCT/US2015/054010, filed in October 2015, and International Application No. PCT/US2017/043504, filed in July 2017. National stage applications claiming priority to PCT/US2015/054010 are pending in Australia, Brazil, Canada, China, Israel, Japan, South Korea, New Zealand and Mexico. In the U.S., there is one granted patent (U.S. Patent No. 10,463,732) and one pending application (U.S. Appl. No. 16/672,763) that correspond with PCT/US2015.054010. Any of these national stage applications that issue or grant as patents, would expire no earlier than October 2035. National stage applications claiming priority to PCT/US2017/043504 are pending in the U.S. (U.S. Appl. No. 16/319,590), Australia, Brazil, Canada, China, Europe, Israel, Japan, South Korea, Singapore, Russian, New Zealand and Mexico. Any of these national stage applications that issue or grant as patents (including U.S. Application No. 16/319,590) would expire no earlier than July 2037.

In March 2015, Fortress in-licensed intellectual property from NeuPharma, assigned to us by Fortress on the same date, which is directed to technology involving small molecules that are inhibitors of EGFR and kinase mutants, including the compound CK-101. EGFR is a receptor tyrosine kinase of the ErbB family and is also known as “Her1” and “ErbB1.” The in-licensed patent estate includes four granted U.S. patents, a granted European patent, a granted Japanese patent, a granted Australian patent, a granted New Zealand patent, two granted Israeli patents, a granted Mexican patent and a granted Russian patent. U.S. Patent No. 9,550,770 is directed to a generic formula of small molecules and also has a specific claim directed to the compound, CK-101. The granted claims also cover pharmaceutically acceptable salts, pharmaceutical compositions, particular dosage forms and packaged goods. U.S. Patent No. 9,849,139 is directed to methods of inhibiting EGFR or an EGFR mutant in a subject in need thereof, comprising administering a therapeutically effective amount of the compounds of the ‘770 patent, including the compound, CK-101. U.S. Patent No. 10,172,868 is directed to methods of treating non-small cell lung cancer with a specific list of compounds, including the compound, CK-101. U.S. Patent No. 10,653,701 is directed to methods of treating skin cancer or lung cancer with a substituted quinazoline compound comprising an electrophilic group capable of forming a covalent bond with a nucleophile, which includes the compounds of the ‘868 patent (e.g., the compound, CK-101). Additionally, there is a pending U.S. application in this family (U.S. Appl. No. 16/843,610). The granted foreign patents cover the compound, CK-101, and a broad range of related compounds, salts, pharmaceutical compositions, including various dosage forms of such pharmaceutical compositions and certain uses of such compounds or salts thereof in treating cancer, a disorder mediated by EGFR, or NSCLC, either alone or in combination with an additional anti-cancer and/or cytotoxic agent. The term of granted U.S. and foreign patents runs to August 22, 2034, not including any patent term restorations in the U.S., which might become available under the provisions of U.S. patent laws, based on regulatory delays associated with obtaining marketing approval. Additional counterpart applications exist in jurisdictions around the world, including, Australia, Canada, Hong Kong, the Philippines, Singapore, South Korea, Malaysia, Brazil, India, China and Europe. Any patents maturing from these pending applications would be scheduled to expire no sooner than August 2034. Checkpoint has also licensed from NeuPharma an additional international application, PCT/US2019/017117, which was filed on February 7, 2019, and it directed to additional EGFR inhibitors and methods of using the same. National stage applications claiming priority to PCT/US2019/017117 are pending in the U.S. (U.S. Appl. No. 16/967,696), Australia, Canada, China, Europe, Israel, Japan, South Korea, Singapore and New Zealand. Any of these national stage applications that issue or grant as patents (including U.S. Application No. 16/967,696) would expire no earlier than February 2039.

In May 2016, we in-licensed intellectual property from Jubilant. Under the terms of the license agreement, Jubilant granted us exclusive, worldwide rights under Jubilant’s patents and know-how covering small molecule inhibitors of BET, specifically targeting BRD4, a member of the BET family, which is often required for the expression of c-Myc. The in-licensed patent estate includes two international (PCT) applications, filed in March 2016 (PCT/IN2016/050098) and September 2016 (PCT/IN2016/050300), respectively, which claim the benefit of two earlier-filed Indian provisional applications. This patent estate has two granted U.S. patents, a granted Indian patent, a granted Japanese patent, a granted Australian patent and a granted Russian patent. National stage applications claiming priority to PCT/IN2016/050098 or PCT/IN2016/050300 are pending in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, New Zealand, Russia, Thailand and the U.S. U.S. Patent No. 10,689,390, which is the U.S. national phase entry of PCT/IN2016/050098, is directed to a generic formula of small molecule BET inhibitors and specifically claims exemplified small molecule BET inhibitors. The granted claims of the ‘390 patent also cover pharmaceutical compositions. Pending U.S. Application (U.S. Appl. No.16/869,517) is directed to methods of treatment with the compounds claimed in the ‘390 patent, including inhibiting one or more BET family bromodomains in the cell and treating a condition mediated by one or more BET family bromodomains. U.S. Patent No. 10,689,395, which is the U.S. national phase entry of PCT/IN2016/050300, is directed to a generic formula of small molecule BET inhibitors that cover half of the exemplified small molecule BET inhibitors disclosed in PCT/IN2016/050300. The granted claims of the ‘395 patent also cover pharmaceutical compositions and a method of treating cancer. Pending U.S. Application (U.S. Appl. No. 16/872,309) is directed to the remaining half of the exemplified compounds disclosed in PCT/IN2016/050300 and has claims similar to those granted from the ‘395 patent. Any patents maturing from this patent estate are expected to expire in 2036.

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

In addition to patent protection, we may utilize orphan drug designation or other provisions of the Food, Drug and Cosmetic Act of 1938, as amended (“FDCA”), to provide market exclusivity for certain of our product candidates. Orphan drug regulations provide incentives to pharmaceutical and biotechnology companies to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that exist in fewer than 200,000 individuals in the U.S., or, diseases that affect more than 200,000 individuals in the U.S. but that the sponsor does not realistically anticipate will generate a net profit. Under these provisions, a manufacturer of a designated orphan drug can seek tax benefits, and the holder of the first FDA approval of a designated orphan drug product will be granted a seven-year period of marketing exclusivity for such FDA-approved orphan drug product. In September 2017, we received FDA Orphan Drug Designation for CK-101 for the treatment of EGFR mutation-positive NSCLC.

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

In connection with the license agreement with Dana-Farber, in March 2015 we entered into a collaboration agreement with TGTX, which was amended and restated in June 2019, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. We retain the right to develop and commercialize these antibodies in solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the original collaboration agreement, TGTX paid us $0.5 million, representing an upfront licensing fee. Upon the signing of the amended and restated collaboration agreement in June 2019, TGTX paid us an additional $1.0 million upfront licensing fee. We are eligible to receive substantive potential milestone payments for the anti-PD-L1 program of up to an aggregate of approximately $27.6 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $8.4 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $19.2 million upon regulatory filings and first commercial sales in specified territories. We are also eligible to receive substantive potential milestone payments for the anti-GITR antibody program of up to an aggregate of approximately $21.5 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, we are eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales for both programs, in addition to royalty payments based on a tiered low double-digit percentage of net sales. We also receive an annual license maintenance fee, which is creditable against milestone payments or royalties due to us. TGTX also pays us for our out-of-pocket costs of material used by TGTX for their development activities. The collaboration agreement will terminate on a product-by-product and country-by-country basis upon the expiration of the last licensed patent right, unless the agreement is earlier terminated. For the years ended December 31, 2020 and 2019, we recognized approximately $1.0 million, which included a milestone of $925,000 upon the 12th patient dosed in a phase 1 clinical trial for the anti-PD-L1 antibody cosibelimab, and $1.6 million respectively, in revenue from our collaboration agreement with TGTX in the Statements of Operations.

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

In connection with the license agreement with Jubilant, we entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while we retain the right to develop and commercialize these compounds in the field of solid tumors. Under the terms of the sublicense agreement, TGTX paid us $1.0 million, representing an upfront licensing fee, and we are eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.2 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, we are eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays us for 50% of IND enabling costs and patent expenses. For each of the years ended December 31, 2020 and 2019, we recognized approximately $0.1 million in revenue related to the sublicense agreement in the Statements of Operations.

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

The drugs that we are attempting to develop will have to compete with existing therapies. In addition, a large number of companies are pursuing the development of pharmaceuticals that target the same conditions that we are targeting. Other companies have products or product candidates in various stages of preclinical or clinical development, or with marketing approvals, to treat conditions for which we are also seeking to discover and develop product candidates. Some of these potential competing drugs are further advanced in development than our product candidates and may be commercialized earlier.

In the immuno-oncology area, almost every major pharmaceutical company has a PD-1 and/or PD-L1 antibody in clinical development or on the market, including, without limitation, Merck & Co. (approved drug PD-1 with the brand name Keytruda®), Bristol-Myers Squibb (approved PD-1 with the brand name Opdivo®), Roche (approved PD-L1 with the brand name Tecentriq®), AstraZeneca (approved PD-L1 with the brand name Imfinzi®), Pfizer/Merck KGA (approved PD-L1 with the brand name Bavencio®) and Regeneron (approved PD-1 with the brand name Libtayo®). We are aware of several anti-GITR antibody development programs that are or were in preclinical or early clinical studies, including, without limitation, by Merck & Co., Leap Therapeutics, Inc. and Astellas Pharma Inc., and an anti-CAIX antibody in clinical studies by Telix Pharmaceuticals.

In the targeted anti-cancer agent area, there are several companies with marketing approvals or in development with EGFR inhibitors that are targeting mutations similar to our programs. There are also a number of early stage programs developing BET inhibitors which could overlap with our upcoming programs.

In the EGFR inhibitor space, Tarceva®, Iressa®, Gilotrif®, Tagrisso® and Vizimpro® are currently approved drugs for the treatment of first-line EGFR mutation-positive NSCLC in the United States. AstraZeneca’s Tagrisso is also approved by the FDA for the treatment of patients with metastatic EGFR T790M mutation-positive NSCLC who have progressed on or after EGFR tyrosine kinase inhibitor therapy and for the adjuvant treatment of patients with early stage EGFR mutation positive NSCLC. In addition, we are aware of a number of products in development targeting cancer-causing mutant forms of EGFR for the treatment of NSCLC patients, including, Novartis’ nazartinib, Janssen’s lazertinib, and EQRx’s almonertinib.

In the BET inhibitor space, there are a number of companies which have advanced to early stage clinical trials, including Constellation Pharmaceuticals’ pelabresib, Bristol-Myers Squibb’s BMS-986158, GlaxoSmithKline’s molibresib, Abbvie’s mivebresib, Incyte’s INCB57643 and Zenith Epigenetics’s ZEN003694.

Additional information can be found under Item 1A - Risk Factors - Risks Related to Our Business and Industry.

EMPLOYEES

As of December 31, 2020, we had ten full and part-time employees. None of our employees are represented by a labor union and we consider our employee relations to be good.

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

Contract manufacturers are subject to ongoing periodic and unannounced inspections by the FDA, the Drug Enforcement Administration (“DEA”) and corresponding state agencies to ensure strict compliance with cGMP and other state and federal regulations. Our contractors, if any, in Europe face similar challenges from the numerous European Union and member state regulatory agencies and authorized bodies. We do not have control over third-party manufacturers’ compliance with these regulations and standards, other than through contractual obligations. If they are deemed out of compliance with cGMPs, product recalls could result, inventory could be destroyed, production could be stopped, and supplies could be delayed or otherwise disrupted.

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

The regulatory review and approval process is lengthy, expensive and uncertain. We are required to submit extensive preclinical and clinical data and supporting information to the FDA for each indication or use to establish a product candidate’s safety and efficacy before we can secure FDA approval to market or sell a product in the U.S. The approval process takes many years, requires the expenditure of substantial resources and may involve ongoing requirements for post-marketing studies or surveillance. Before commencing clinical trials in humans, we must submit an IND to the FDA, or comparable filing outside the U.S., containing, among other things, pre-clinical data, chemistry, manufacturing and control information, and an investigative plan. Our submission of an IND may not result in FDA authorization to commence a clinical trial.

The FDA may permit expedited development, evaluation, and marketing of new therapies intended to treat persons with serious or life-threatening conditions for which there is an unmet medical need under its fast track drug development programs. A sponsor can apply for fast track designation at the time of submission of an IND, or at any time prior to receiving marketing approval of the new drug application (“NDA”) or BLA. To receive fast track designation, an applicant must demonstrate:

●	that the drug is intended to treat a serious or life-threatening condition;
●	that the drug is intended to treat a serious aspect of the condition; and
●	that the drug has the potential to address unmet medical needs, and this potential is being evaluated in the planned drug development program.

The FDA must respond to a request for fast track designation within 60 calendar days of receipt of the request. Over the course of drug development, a product in a fast track development program must continue to meet the criteria for fast track designation. Sponsors of products in fast track drug development programs must be in regular contact with the reviewing division of the FDA to ensure that the evidence necessary to support marketing approval will be developed and presented in a format conducive to an efficient review. Sponsors of products in fast track drug development programs ordinarily are eligible for priority review of a completed application in six months or less and also may be permitted to submit portions of an NDA or BLA to the FDA for review before the complete application is submitted.

Sponsors of drugs designated as fast track also may seek approval under the FDA’s accelerated approval regulations. Under this authority, the FDA may grant marketing approval for a new drug product on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely, based on epidemiologic, therapeutic, pathophysiologic, or other evidence, to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. Approval will be subject to the requirement that the applicant study the drug further to verify and describe its clinical benefit where there is uncertainty as to the relation of the surrogate endpoint to clinical benefit or uncertainty as to the relation of the observed clinical benefit to ultimate outcome. Post-marketing studies are usually underway at the time an applicant files the NDA or BLA. When required to be conducted, such post-marketing studies must also be adequate and well-controlled. The applicant must carry out any such post-marketing studies with due diligence. Many companies who have been granted the right to utilize an accelerated approval approach have failed to obtain approval. Moreover, negative or inconclusive results from the clinical trials we may conduct or adverse medical events could cause us to have to repeat or terminate the clinical trials. Accordingly, we may not be able to complete the clinical trials within an acceptable time frame, if at all, and, therefore, could not submit the NDA or BLA to the FDA or foreign regulatory authorities for marketing approval.

Clinical testing must meet requirements for institutional review board oversight, informed consent and good clinical practices, and must be conducted pursuant to an IND, unless exempted.

For purposes of NDA or BLA approval, clinical trials are typically conducted in the following sequential phases:

●	Phase 1: The drug is administered to a small group of humans, either healthy volunteers or patients, to test for safety, dosage tolerance, absorption, metabolism, excretion and clinical pharmacology.
●	Phase 2: Studies are conducted on a larger number of patients to assess the efficacy of the product, to ascertain dose tolerance and the optimal dose range, and to gather additional data relating to safety and potential adverse events.
●	Phase 3: Studies establish safety and efficacy in an expanded patient population.
●	Phase 4: The FDA may require Phase 4 post-marketing studies to find out more about the drug’s long-term risks, benefits, and optimal use, or to test the drug in different populations.

The length of time necessary to complete clinical trials varies significantly and may be difficult to predict. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Additional factors that can cause delay or termination of our clinical trials, or that may increase the costs of these trials, include:

●	slow patient enrollment due to the nature of the clinical trial plan, the proximity of patients to clinical sites, the eligibility criteria for participation in the study or other factors;
●	inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring clinical trials or delays in approvals from a study site’s review board;
●	longer treatment time required to demonstrate efficacy or determine the appropriate product dose;
●	insufficient supply of the product candidates;
●	adverse medical events or side effects in treated patients; and
●	ineffectiveness of the product candidates.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will incur continued losses for the foreseeable future. We may never achieve or maintain profitability.

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014 and have an accumulated deficit of $143.2 million as of December 31, 2020. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

●	one or more of our product candidates are approved for commercial sale, due to our need to establish the necessary commercial infrastructure to launch this product candidate without substantial delays, including hiring sales and marketing personnel and contracting with third parties for warehousing, distribution, cash collection and related commercial activities;
●	we are required by the FDA or foreign regulatory authorities, to perform studies in addition to those currently expected;
●	there are any delays in completing our clinical trials or the development of any of our product candidates;
●	we execute other collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;
●	there are variations in the level of expenses related to our current and future development programs;
●	there are any product liability or intellectual property infringement lawsuits in which we may become involved;
●	there are any regulatory developments affecting product candidates of our competitors; and
●	one or more of our product candidates receives regulatory approval.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from the sale of our development stage products, and we do not know when, or if, we will generate any revenue. To obtain revenues from sales of our product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing products with commercial potential. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. We currently believe that our cash and cash equivalents balances are sufficient to fund our anticipated operating cash requirements for at least one year from the date of issuance of this Annual Report on Form 10-K.

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

We may expend our limited resources to pursue certain product candidates or indications and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

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

Risks Related to our Business Strategy, Structure, and Organization

We currently have no drug products for sale and are dependent on the future success of our product candidates. We can give no assurances that any of our product candidates will receive regulatory approval or be successfully commercialized.

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates. As an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize such product candidates. Our product candidates are currently in preclinical development or in clinical trials. Our business depends entirely on the successful development and commercialization of our product candidates, which may never occur. We currently have no drug products for sale, currently generate no revenues from sales of any drug products and may never be able to develop or commercialize a marketable drug.

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

We intend to use data from our ongoing Phase 1 clinical trial of cosibelimab, conducted outside the United States, in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including CSCC, to support one or more U.S. BLAs and comparable applications for marketing approval outside the U.S. In January 2020, we announced that we had discussed with the FDA this strategy in CSCC. We believe, based on published FDA guidance documents, public statements of companies with comparable product candidates, public statements by the director of the FDA’s Oncology Center of Excellence, and recent interactions with the FDA, that exclusively foreign clinical data from a single study may be acceptable to support marketing approval(s) under FDA regulations. If we prove to be incorrect, running additional studies in the U.S. will require substantial time, effort and financial resources.

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

Our future growth depends on our ability to identify and acquire or in-license products and successfully integrating such acquired or in-licensed products into our existing operations.

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

Risks Inherent in Drug Development and Commercialization

Preclinical development is highly speculative and has a high risk of failure.

Three of our five current product candidates are in preclinical development and have never been used in humans. Preclinical development is highly speculative and carries a high risk of failure. We can provide no assurances that preclinical toxicology and/or other preclinical activity of our product candidates will support moving any of these product candidates into clinical development. If we are unsuccessful in our preclinical development efforts for any of these product candidates and/or they fail to reach clinical development, it would have a material adverse effect on our business and financial condition.

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

Although we are planning for certain clinical trials relating to our product candidates, there can be no assurance that the FDA, or any comparable foreign regulatory authority, will accept our proposed trial designs. We may experience delays in our clinical trials and we do not know whether current or planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	obtaining regulatory approval to commence a trial;
●	reaching agreement on acceptable terms with prospective contract research organizations (“CROs”), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	obtaining institutional review board (“IRB”), or ethics committee, as applicable, approval at each site;
●	recruiting a sufficient number of suitable patients to participate in a trial;
●	clinical sites deviating from trial protocol or dropping out of a trial;
●	having patients complete a trial or return for post-treatment follow-up;
●	developing and validating companion diagnostics on a timely basis, if required;
●	obtaining resolution for any clinical holds that arise from the FDA or any comparable foreign regulatory authority;
●	adding new clinical trial sites; or
●	availability of raw materials or manufacturing sufficient quantities of product candidate for use in clinical trials.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or ethics committees of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

Difficulties in the enrollment of patients in clinical trials may prevent or delay receipt of necessary regulatory approvals.

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

If one or more of our product candidates or any future product candidate are associated with undesirable side effects or adverse events in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In our industry, many compounds that initially showed promise in early stage testing have later been found to cause serious adverse events that prevented further development of the compound. In the event that our clinical trials reveal a high or unacceptable severity and prevalence of adverse events, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of one or more of our product candidates or any future product candidate for any or all targeted indications. The FDA could also issue a letter requesting additional data or information prior to making a final decision regarding whether to approve a product candidate. The number of requests for additional data or information issued by the FDA in recent years has increased and resulted in substantial delays in the approval of several new drugs. Adverse events or undesirable side effects caused by one or more of our product candidates or any future product candidate could also result in the inclusion of unfavorable information in our product labeling, denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing and generating revenues from the sale of that product candidate. Adverse events or drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims.

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

If our competitors develop treatments for any of our product candidates’ target indications and those competitor products are approved more quickly, marketed more successfully or demonstrated to be more effective, the commercial opportunity for our product candidate will be reduced or eliminated.

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

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we are able to or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize one or more of our product candidates. Our competitors may also develop drugs that are more effective, safe, useful and less costly than ours and may be more successful than us in manufacturing and marketing their products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. We will also face competition from these third parties in establishing clinical trial sites, in patient registration for clinical trials, and in identifying and in-licensing new product candidates.

Further, generic therapies are typically sold at lower prices than branded therapies and are generally preferred by hospital formularies and managed care providers of health services. We anticipate that, if approved, our product candidates will face increasing competition in the form of generic versions of branded products of competitors, including those that have lost or will lose their patent exclusivity. In the future, we may face additional competition from a generic form of our own candidates when the patents covering them begin to expire, or earlier if the patents are successfully challenged. If we are unable to demonstrate to physicians and payers that the key differentiating features of our product candidates translate to overall clinical benefit or lower cost of care, we may not be able to compete with generic alternatives.

If any of our product candidates are successfully developed but do not achieve broad market acceptance among physicians, patients, healthcare payors and the medical community, the revenues that any such product candidates generate from sales will be limited.

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally would also be necessary for commercial success. The degree of market acceptance of any approved products would depend on a number of factors, including, but not necessarily limited to:

●	the efficacy and safety as demonstrated in clinical trials;
●	the timing of market introduction of such product candidates as well as competitive products;
●	the clinical indications for which the drug is approved;
●	acceptance by physicians, major operators of hospitals and clinics and patients of the product as a safe and effective treatment;
●	the potential and perceived advantages of product candidates over alternative treatments;
●	the safety of product candidates in a broader patient group (i.e. based on actual use);
●	the cost of treatment in relation to alternative treatments;
●	the availability of adequate reimbursement and pricing by third parties and government authorities;
●	changes in regulatory requirements by government authorities for our product candidates
●	relative convenience and ease of administration;
●	the prevalence and severity of side effects and adverse events;

●	the effectiveness of our sales and marketing efforts; and
●	unfavorable publicity relating to the product.

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate sufficient revenue from these products and in turn we may not become or remain profitable.

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

If we are unable to establish sales, marketing, and distribution capabilities or to enter into agreements with third parties to market and sell our product candidates, we may be unsuccessful in commercializing our product candidates, if they are approved.

We currently do not have a marketing or sales organization for the marketing, sales and distribution of pharmaceutical products. In order to commercialize any approved product candidate, we would need to build marketing, sales, distribution, managerial and other non-technical capabilities, or arrange for third parties to perform these services, and we may be unsuccessful in doing so. In the event of successful development and regulatory approval of any of our current or future product candidates, we expect to build a targeted specialist sales force to market or co-promote the product. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We have obtained, and will continue to obtain, limited product liability insurance coverage for any and all of our current and future clinical trials. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for one or more of our product candidates in development, we intend to expand our insurance coverage to include the sale of commercial products, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

Risks Related to Reliance on Third Parties

We intend to contract with third parties for the manufacture of our approved products, if any. If such contract manufacturer fails to timely produce sufficient product volume or to comply with applicable regulations, the commercialization of our product candidates may be delayed, we may be unable to meet market demand, and we may lose potential revenues.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. We intend to enter into development and supply agreements with contract manufacturers for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies for each of our product candidates. Any termination or disruption of our relationships with our contract manufacturers may materially harm our business and financial condition and frustrate any commercialization efforts for each respective product candidate.

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

We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials. Those third parties may perform unsatisfactorily, fail to meet deadlines for trial completion, or to comply with applicable regulatory requirements.

We rely on third-party CROs and site management organizations to conduct some of our preclinical studies and all our clinical trials for our product candidates, and plan to do the same for any future product candidate. We expect to continue to rely on third parties, such as CROs, site management organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct some of our preclinical studies and all of our clinical trials. The agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities.

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

We expect to rely on third parties for the commercialization of our approved products, if any. Reliance on third parties increases the risk that we will not have sufficient quantities of our products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

Risks Relating to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad.

We cannot predict the likelihood, nature or extent of how government regulation that may arise from future legislation or administrative or executive action taken by the U.S. presidential administration may impact our business and industry. In particular, the U.S. President has taken several executive actions, specifically through rulemaking and guidance, that could impact the pharmaceutical business and industry. A few of the major administrative actions include:

1.

On October 9, 2019, the Centers for Medicare & Medicaid Services (“CMS”) issued a proposed rule entitled, Modernizing and Clarifying the Physician Self-Referral Regulations and on the same day the HHS Office of Inspector General issued a similar rule, entitled Revisions to Safe Harbors Under the Anti-Kickback Statute, and Civil Monetary penalty Rules Regarding Beneficiary Inducements. The proposed rules are an effort to reform regulations dealing with anti-kickback and self-referral laws. The proposals are attempting to allow certain financial arrangements that would otherwise violate anti-kickback and self-referral laws for providers that are participating in value-based payment arrangements. The proposed rule could impact drug purchasing behavior to ensure providers are within their budget and/or restructure existing payment structures between providers and manufacturers.

2.

On October 30, 2019, the Administration issued an advanced notice of proposed rulemaking (“ANPRM”) entitled, International Pricing Index Model for Medicare Part B Drugs. This ANPRM is soliciting feedback on a potential proposal to align United States drug prices in the Medicare Part B program with international prices. It also solicits public feedback on a policy that would allowing private-sector vendors to negotiate prices, take title to drugs, and improve competition for hospital and physician business. Although this is only a notice for a potential rule, it signals the Administration’s desire to regulatorily influence the United States drug pricing system that could adversely affect the industry.

3.

On November 15, 2019, CMS issued a proposed rule entitled, Transparency in Coverage and finalized the Calendar Year (“CY”) 2020 Outpatient Prospective Payment System (“OPPS”) & Ambulatory Surgical Center Price Transparency Requirements for Hospitals to Make Standard Charges Rule. Together the rules would increase price transparency through health plans and in hospitals. The affects may influence consumer purchasing habits in the health care sector as a whole. Although the transparency provisions are not yet in effect and the hospital price transparency requirements are subject to litigation, there could be implications for the industry related to drug pricing if or when it is enacted.

4.

On November 18, 2019, CMS issued a proposed rule entitled, Medicaid Fiscal Accountability Regulation (“MFAR”). The proposed rule would significantly impact states’ ability to finance their Medicaid programs. If finalized, the MFAR could force states to restructure their Medicaid financing that could disincentivize or change state prescription drug purchasing behavior that would adversely impact the industry.

5.

On December 18, 2019, the FDA issued a proposed rule entitled, Importation of Prescription Drugs. The proposed rule would allow the importation of certain prescription drugs from Canada. If finalized, states or other non-federal government entities would be able to submit importation program proposals to FDA for review and authorization. This proposed rule could also influence pricing practices in the United States.

6.

On January 30, 2020, CMS issued a state waiver option entitled, Health Adult Opportunity (“HAO”). The HAO would allow states to restructure benefits and coverage policies for their Medicaid programs. The HAO will provide states administrative flexibilities in exchange for a capped federal share. The cap on the federal share is commonly referred to as a “block grant.” Importantly, the HAO allows states to set formularies that align with Essential Health Benefit requirements while still requiring manufacturers to participate in the Medicaid Rebate Program. Depending on utilization of the HAO by states, it could impact the industry – especially if states elect to use a formulary.

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

At the end of 2017, Congress passed the Tax Cuts and Jobs Act, which repealed the penalty for individuals who fail to maintain minimum essential health coverage as required by the ACA. Following this legislation, Texas and 19 other states filed a lawsuit alleging that the ACA is unconstitutional as the individual mandate was repealed, undermining the legal basis for the Supreme Court’s prior decision. On December 14, 2018, a Texas federal district court judge issued a ruling declaring that the ACA in its entirety is unconstitutional. Upon appeal, the Fifth Circuit upheld the district court’s ruling that the individual mandate is unconstitutional. However, the Fifth Circuit remanded the case back to the district court to conduct a more thorough assessment of the constitutionality of the entire ACA despite the individual mandate being unconstitutional. The Supreme Court agreed to hear the case on appeal from the Fifth Circuit on March 2, 2020 and held oral arguments on November 10, 2020. While this lawsuit has no immediate legal effect on the ACA and its provisions, this lawsuit is ongoing and the outcome may have a significant impact on our business.

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

The 116th Congress explored legislation intended to address the cost of prescription drugs. Notably, the major committees of jurisdiction in the Senate (Finance Committee, Health, Education, Labor and Pensions Committee, and Judiciary Committee), marked up legislation intended to address various elements of the prescription drug supply chain. Proposals include a significant overhaul of the Medicare Part D benefit design, addressing patent “loopholes”, and efforts to cap the increase in drug prices. The House Energy and Commerce Committee approved drug-related legislation intended to increase transparency of drug prices and also curb anti-competitive behavior in the pharmaceutical supply chain. In addition, the House Ways & Means Committee approved legislation intended to improve drug price transparency, including for drug manufacturers to justify certain price increases. The 117th Congress convened on January 3, 2021, and could reintroduce many of the bills targeting drug prices. While we cannot predict what proposals may ultimately become law, the elements under consideration could significantly change the landscape in which the pharmaceutical market operates.

The Senate Committee on Health, Education, Labor, and Pensions (HELP) advanced the Lower Health Care Costs Act of 2019. Among other things, the bill is intended to reduce costs in the United States health sector. The bill revises certain requirements to expedite the approval of generics and biosimilars. It also limits prices that pharmacy benefit managers may charge health insurers or enrollees for prescription drugs. Although this bill still needs to pass the full Senate and House of Representatives, it is worth noting the wide-ranging effects it could have on the health care sector.

On December 12, 2019, the House of Representatives passed broad legislation (H.R. 3, the Elijah E. Cummings Lower Drug Costs Now Act) that would, among other provisions, require HHS to negotiate drug prices and impose price caps and restructure the Medicare Part D benefit, imposing more financial responsibility on certain drug manufacturers. Failure by a manufacturer to reach an agreement with HHS on the negotiated price could result in significant penalties for prescription drug manufacturers. In addition, S. 2543, the Prescription Drug Pricing Reduction Act would also, among other provisions, restructure the Medicare Part D benefit, but it would not authorize direct negotiation by the federal government. While we cannot predict what proposals may ultimately become law, the elements under consideration could significantly change the landscape in which the pharmaceutical market operates.

The Trump Administration took several regulatory steps to redirect ACA implementation. The HHS finalized a Medicare hospital payment reduction for Part B drugs acquired through the 340B Drug Pricing Program.

Under the Trump Administration, HHS finalized several proposals aimed at lowering drug prices for Medicare beneficiaries and increasing price transparency. For example, the Trump Administration issued an interim final rule on November 27, 2020 implementing a “Most Favored Nation” payment model for Part B drugs that applies international reference pricing to determine reimbursement for certain drugs paid by Medicare Part B. The interim final rule was enjoined by federal courts prior to its implementation date of January 1, 2021, and the lawsuit is ongoing. In addition, HHS, in conjunction with the FDA, finalized four pharmaceutical importation pathways in September 2020: (1) regulations establishing importation of pharmaceuticals from Canada by wholesalers and pharmacists; (2)  FDA guidance permitting manufacturers to import their own pharmaceuticals that were originally intended for marketing in other countries; (3) a request for proposals from private sector entities to import prescription drugs for personal use under existing statutory authority; and (4) a request for proposals from private sector entities to reimport insulin under existing statutory authority. Further, on November 11, 2020, the Trump Administration issued a final rule that changes the permissible structure of drug rebates and discounts between drug manufacturers and third-party payors (including pharmacy benefit managers that negotiate drug prices on behalf of such third-party payors). This final rule, often referred to as the “Rebate Rule,” could have significant direct and indirect impacts on drug pricing in both government and commercial markets. With respect to price transparency, the Trump Administration promulgated regulations that require hospitals and third-party payors to disclose prices of items and services, which may impact negotiated rates in the commercial market.

On January 20, 2021, Joe Biden was inaugurated as the 46th president of the United States. As a presidential candidate, Mr. Biden indicated support for several policies aimed at lowering drug prices, including government price negotiation, drug importation, international reference pricing, and price increase controls. The incoming Biden Administration may continue, modify, or repeal many of the drug pricing policies proposed and finalized by the Trump Administration. While we cannot predict which policies the Biden Administration may support and enforce, the policies finalized in the months prior to the beginning of Mr. Biden’s term, if continued, could significantly change the landscape in which the pharmaceutical market operates and significantly impact our ability to effectively market and sell our products.

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

In addition, governments may impose price controls, which may adversely affect our future profitability. In January 2020, President Trump signed into law the U.S.-Mexico-Canada (USMCA) trade deal into law. As enacted, there are no commitments with respect to biological product intellectual property rights or data protection, which may create an unfavorable environment across these three countries.

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

Risks Related to Intellectual Property and Potential Disputes with Licensors Thereof

If we are unable to obtain and maintain sufficient patent protection for our technology and products, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

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

We depend on our licensors to maintain and enforce the intellectual property covering certain of our product candidates. We have limited, if any, control over the resources that our licensors can or will devote to securing, maintaining, and enforcing patents protecting our product candidates.

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

Protecting our proprietary rights is difficult and costly, and we may be unable to ensure their protection.

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

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful, and an unfavorable outcome in any litigation would harm our business.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expense and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

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

If we fail to comply with our obligations under our intellectual property licenses and third party funding arrangements, we could lose rights that are important to our business.

We have in-licensed the rights to all of our product candidates from third parties. Any disputes between us and any of our licensors regarding our rights under our license agreements may impact our ability to develop and commercialize these product candidates. Any uncured, material breach under any of our license agreements could result in our loss of exclusive rights to one or more of our product candidates and may lead to a complete termination of our related product development efforts.

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

Risks Relating to Our Control by Fortress Biotech Inc.

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

Risks Related to Conflicts of Interest

The Chairman of our Board of Directors is also the Executive Chairman, President and Chief Executive Officer of TGTX, with whom we have a collaboration agreement and a sublicense agreement. As a result, during the term of these agreements, certain conflicts of interest may arise which will require the attention of our officers and independent directors who are unaffiliated with TGTX.

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

General Risks

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

The Company’s employees have been and are currently being affected by the COVID-19 pandemic. Our office and management personnel are mostly working remotely, and the Company may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus. If these conditions worsen, or last for an extended period of time, the Company’s ability to manage its business may be impaired, and operational risks, cybersecurity risks and other risks the Company faced even prior to the pandemic may be elevated.

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

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and will depend on future developments that cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, and the effectiveness of actions to contain and treat for COVID-19. Although, as of the date of this Annual Report on Form 10-K, we do not expect any material impact on our long-term activity, we do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole, which could have a material adverse effect on our business, financial condition and results of operations and cash flows.

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

The market price and trading volume of our common stock has been highly volatile and is likely to continue to be highly volatile and may fluctuate substantially due to many factors, including:

●	announcements relating to the clinical development of our product candidates;
●	announcements concerning the progress of our efforts to obtain regulatory approval for and commercialize our product candidates or any future product candidate, including any requests we receive from the FDA, or comparable regulatory authorities outside the United States, for additional studies or data that result in delays or additional costs in obtaining regulatory approval or launching these product candidates, if approved;
●	the depth and liquidity of the market for our common stock;
●	investor perceptions about us and our business;
●	market conditions in the pharmaceutical and biotechnology sectors or the economy as a whole, which may be impacted by economic or other crises or external factors, including the effects of the COVID-19 pandemic on the global economy;
●	price and volume fluctuations in the overall stock market;
●	the failure of one or more of our product candidates or any future product candidate, if approved, to achieve commercial success;
●	announcements of the introduction of new products by us or our competitors;
●	developments concerning product development results or intellectual property rights of others;
●	litigation or public concern about the safety of our potential products;
●	actual fluctuations in our quarterly operating results, and concerns by investors that such fluctuations may occur in the future;
●	deviations in our operating results from the estimates of securities analysts or other analyst comments;
●	additions or departures of key personnel;
●	health care reform legislation, including measures directed at controlling the pricing of pharmaceutical products, and third-party coverage and reimbursement policies;
●	developments concerning current or future strategic collaborations; and
●	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

Not applicable.

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

Equity Compensation Plans

On March 21, 2017, November 9, 2017 and November 27, 2020, we filed registration statements on Form S-8 under the Securities Act registering the common stock issued, issuable or reserved for issuance under our Amended and Restated 2015 Incentive Plan (“2015 Plan”). The registration statements became effective immediately upon filing, and shares covered by the registration statements are eligible for sale in the public markets, subject to grant of the underlying awards, vesting provisions and Rule 144 limitations applicable to our affiliates.

Holders

As of March 5, 2021, there were approximately 94 holders of record for our common stock and 1 holder of record for our Class A common stock. The number of beneficial holders of our common stock does not reflect shareholders who hold shares in street name through brokerage accounts or other nominees.

Dividends

We have never paid cash dividends on any of our capital stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Subject to adjustment as provided in the 2015 Plan, the total aggregate number of shares of our common stock reserved and available for issuance pursuant to awards granted under the 2015 Plan is 9,000,000, of which 4,288,465 shares remain available for future issuance as of December 31, 2020.

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

Overview

We are a clinical-stage immunotherapy and targeted oncology company focused on the acquisition, development and commercialization of novel treatments for patients with solid tumor cancers. We are evaluating our lead antibody product candidate, cosibelimab, an anti-PD-L1 antibody licensed from the Dana-Farber, in an ongoing global, open-label, multicohort Phase 1 clinical trial in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including ongoing cohorts in locally advanced and metastatic cutaneous squamous cell carcinoma intended to support one or more applications for marketing approval. In addition, we are evaluating our lead small-molecule, targeted anti-cancer agent, CK-101, a third-generation EGFR inhibitor, as a potential new treatment for patients with EGFR mutation-positive NSCLC.

We have also entered into various collaboration agreements with TGTX, a related party, to develop and commercialize certain assets in connection with our licenses in the field of hematological malignancies, while we retain the right to develop and commercialize these assets in solid tumors.

In September 2020, we announced updated interim results from our ongoing Phase 1 clinical trial of cosibelimab. The data were presented in a poster presentation at the ESMO Virtual Congress 2020. We continue to enroll CSCC patients to support one or more BLA submissions to the FDA for cosibelimab based on this ongoing clinical trial. The primary endpoint is ORR, and secondary endpoints include duration of response, PFS, and overall survival.

In November 2020, updated results from the previously untreated high PD-L1 expressing patients with advanced NSCLC cohort of the Phase 1 clinical trial of cosibelimab were presented at the Society for Immunotherapy of Cancer 35th Anniversary Annual Meeting.

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2020, we have an accumulated deficit of $143.2 million.

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

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2020 compared to the year ended December 31, 2019. For a discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Comparison of the Years Ended December 31, 2020 and 2019

Revenue

For the year ended December 31, 2020, revenue was approximately $1.1 million compared to approximately $1.7 million for the year ended December 31, 2019, a decrease of approximately $0.6 million. Revenue for the current period primarily consisted of $1.0 million from TGTX related to the collaboration agreement, including a milestone of $925,000 upon the 12th patient dosed in a phase 1 clinical trial for cosibelimab during March 2020. Revenue for the year ended December 31, 2019 primarily consisted of $1.6 million from TGTX related to the collaboration agreement, including a $1.0 million upfront licensing fee due upon the signing of an amendment to the agreement and approximately $0.6 million for the purchase of clinical material of cosibelimab.

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

For the year ended December 31, 2020, research and development expenses were approximately $16.4 million, compared to approximately $19.3 million for the year ended December 31, 2019, a decrease of $2.9 million. The current period research and development expenses primarily consisted of $8.0 million related to clinical costs for our product candidates, $4.6 million related to the non-cash annual equity fee in connection with the Founders’ Agreement, $1.7 million related to the manufacturing costs of our product candidates, and $0.6 million related to stock compensation expense. For the year ended December 31, 2019, research and development expenses primarily consisted of $9.1 million related to clinical costs for our product candidates, $5.4 million related to manufacturing and related costs of our product candidates, $2.5 million related to the non-cash annual equity fee in connection with the Founders’ Agreement and $0.7 million related to stock compensation expense.

We anticipate research and development expenses in 2021 to increase as compared to 2020.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities, and facilities-related expenses.

For the year ended December 31, 2020, general and administrative expenses were approximately $7.9 million, compared to approximately $7.2 million for the year ended December 31, 2019, an increase of $0.7 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $2.2 million, $1.2 million related to salary expenses, $0.9 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock, $0.9 million related to legal and accounting fees and $0.9 million related to investor relation fees. The prior period general and administrative expenses primarily consisted of stock compensation expense of $2.4 million, $1.0 million related to salary expenses, $1.0 million related to legal and accounting fees, $0.7 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock under an At-the-Market Issuance Sales Agreement (the "ATM") and $0.4 million related to investor relation fees.

We anticipate general and administrative expenses in 2021 to remain relatively consistent as compared to 2020.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2020, we had an accumulated deficit of $143.2 million.

In September 2020, we completed an underwritten public offering in which we sold 7,321,429 shares of our common stock at a price of $2.80 per share for gross proceeds of approximately $20.5 million. Total net proceeds from the offering were approximately $18.9 million, net of underwriting discounts and offering expenses of approximately $1.6 million. The shares were sold under a Registration Statement (No. 333-221493) on Form S-3 (the “2017 S-3”), filed with the SEC.

During the year ended December 31, 2020, we sold a total of 5,104,234 shares of common stock under the ATM for aggregate total gross proceeds of approximately $12.8 million at an average selling price of $2.50 per share, resulting in net proceeds of approximately $12.4 million after deducting commissions and other transaction costs.

In November 2019, we completed an underwritten public offering, in which we sold 15,400,000 shares of our common stock at a price of $1.27 per share for gross proceeds of approximately $19.6 million. Total net proceeds from the offering were approximately $17.6 million, net of underwriting discounts and offering expenses of approximately $2.0 million. The shares were sold under the 2017 S-3.

During the year ended December 31, 2019, we sold a total of 2,273,189 shares of common stock under the ATM for aggregate total gross proceeds of approximately $8.0 million at an average selling price of $3.52 per share, resulting in net proceeds of approximately $7.8 million after deducting commissions and other transactions costs.

Our major sources of cash have been proceeds from the sale of equity securities. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently believe that our cash and cash equivalents balances are sufficient to fund our anticipated operating cash requirements for at least one year from the date of issuance of this Annual Report on Form 10-K.

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

Cash Flows for the Years Ended December 31, 2020 and 2019

Operating Activities

Net cash used in operating activities was $16.6 million for the year ended December 31, 2020, compared to $21.4 million for the year ended December 31, 2019. The decrease in net cash used in operating activities was due primarily to a decrease in manufacturing of cosibelimab clinical supply in the current period.

Investing Activities

There were no investing activities for the years ended December 31, 2020 and 2019.

Financing Activities

Net cash provided by financing activities was $31.2 million for the year ended December 31, 2020. Cash provided by financing activities related to net proceeds of $18.9 million from the issuance of common stock as part of our underwritten public offering in September 2020 and net proceeds of $12.4 million from the issuance of common stock as part of our ATM offerings. Net cash provided by financing activities was $25.4 million for the year ended December 31, 2019. Cash provided by financing activities related to net proceeds of $17.6 million from the issuance of common stock as part of our underwritten public offering in November 2019 and net proceeds of $7.8 million from the issuance of common stock as part of our ATM offerings.

Recently Issued Accounting Standards

See Note 2 to our Financial Statements.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risks

Market risk represents the risk of loss that may result from the change in value of financial instruments due to fluctuations in their market price. Market risk is inherent in all financial instruments. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. The primary quantifiable market risk associated with our financial instruments is sensitivity to changes in interest rates. Interest rate risk represents the potential loss from adverse changes in market interest rates. The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. As of December 31, 2020, our portfolio of financial instruments consists of cash equivalents, including money market funds. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2020, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on these criteria.

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

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

Item 11.     Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

Item 14.     Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

PART IV

Item 15.      Exhibits, Financial Statement Schedules

(a)Financial Statements.

The following financial statements are filed as part of this report:

(b)Exhibits.

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

3.2.2

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

10.10

License Agreement by and between NeuPharma Inc. and Coronado Biosciences, Inc. (Fortress’ predecessor) dated March 17, 2015 (assigned to Checkpoint Therapeutics, Inc. under the Assignment and Assumption Agreement by and between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated March 17, 2015), filed as Exhibit 10.8 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. **

10.11

Amendment 1 to License Agreement by and between NeuPharma Inc. and Checkpoint Therapeutics, Inc. dated February 21, 2017, filed as Exhibit 10.11 to Annual Report on Form 10-K filed on March 17, 2017 (File No. 000-55506) and incorporated herein by reference.

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

10.13.2	Checkpoint Therapeutics, Inc. Amended and Restated 2015 Incentive Plan, filed as Exhibit 10.1 to Form 8-K filed on June 4, 2020 (File No. 001-38128) and incorporated herein by reference #
10.14

Executive Employment Agreement by and between James F. Oliviero III and Checkpoint Therapeutics, Inc. dated October 13, 2015, filed as Exhibit 10.11 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. #

10.15

Amendment to Executive Employment Agreement by and between James F. Oliviero III and Checkpoint Therapeutics, Inc. dated September 27, 2016, filed as Exhibit 10.1 to Form 8-K filed on October 3, 2016 (File No. 000-55506) and incorporated herein by reference. #

10.16

Amendment No. 2, dated December 15, 2016, to the Executive Employment Agreement dated October 13, 2015, by and between Checkpoint Therapeutics, Inc. and James F. Oliviero III, filed as Exhibit 10.16 to Annual Report on Form 10-K filed on March 17, 2017 (File No. 000-55506) and incorporated herein by reference. #

10.16.1

Amendment No. 3, dated January 30, 2018, to the Executive Employment Agreement dated October 13, 2015, by and between Checkpoint Therapeutics, Inc. and James F. Oliviero III, filed as Exhibit 10.21 to Annual Report on Form 10-K filed on March 16, 2018 (File No. 001-38128) and incorporated herein by reference. #

10.16.2

Amendment No. 4, dated October 7, 2019, to the Executive Employment Agreement dated October 13, 2015, by and between Checkpoint Therapeutics, Inc. and James F. Oliviero III, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 12, 2019 (File No. 001-38128) and incorporated herein by reference. #

10.16.3

Amendment No. 5, dated September 24, 2020, to the Executive Employment Agreement dated October 13, 2015, by and between Checkpoint Therapeutics, Inc. and James F. Oliviero III, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 6, 2020 (File No. 001-38128) and incorporated herein by reference. #

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

10.31

Collaboration Agreement by and between Adimab, LLC and Checkpoint Therapeutics, Inc., dated January 22, 2019, filed as exhibit 10.31 to Annual Report on Form 10-K filed on March 18, 2019 (File No. 001-38128) and incorporated herein by reference. **

10.32

Master Services Agreement, dated November 8, 2017, between Checkpoint Therapeutics, Inc. and Samsung Biologics Co., Ltd., filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed on November 6, 2020 (File No. 001-38128) and incorporated herein by reference. **

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
101

The following financial information from the Company’s Quarterly Report on Form 10-K for the period ended December 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
#	Management Compensation Arrangement.

Item 16.Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Checkpoint Therapeutics, Inc.

New York, NY

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Checkpoint Therapeutics, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2016.

New York, NY
March 12, 2021

CHECKPOINT THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$40,772	$26,077
Prepaid expenses and other assets	1,804	863
Other receivables - related party	20	26
Total current assets	42,596	26,966
Total Assets	$42,596	$26,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$6,367	$7,257
Accounts payable and accrued expenses - related party	850	862
Total current liabilities	7,217	8,119
Total Liabilities	7,217	8,119
Commitments and Contingencies
Stockholders’ Equity
Common Stock ($0.0001 par value), 95,000,000 shares authorized
Class A common shares, 7,000,000 shares issued and outstanding as of December 31, 2020 and December 31, 2019	1	1
Common shares, 62,420,439 and 47,004,764 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	6	5
Common stock issuable, 1,742,449 and 1,459,305 shares as of December 31, 2020 and December 31, 2019, respectively	4,617	2,510
Additional paid-in capital	173,947	136,442
Accumulated deficit	(143,192)	(120,111)
Total Stockholders’ Equity	35,379	18,847
Total Liabilities and Stockholders’ Equity	$42,596	$26,966

The accompanying notes are an integral part of these financial statements.

CHECKPOINT THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the year ended December 31,
	2020	2019
Revenue - related party	$1,069	$1,708

Operating expenses:
Research and development	16,352	19,325
General and administrative	7,918	7,233
Total operating expenses	24,270	26,558
Loss from operations	(23,201)	(24,850)

Other income:
Interest income	120	136
Total other income	120	136
Net Loss	$(23,081)	$(24,714)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(0.41)	$(0.70)

Basic and diluted weighted average number of common shares outstanding	55,830,582	35,303,955

The accompanying notes are an integral part of these financial statements.

CHECKPOINT THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

					Common	Additional		Total
	Class A Common Shares		Common Shares		Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2018	7,000,000	$1	27,076,154	$3	$1,748	$105,451	$(95,397)	$11,806
Issuance of common shares, net of offering costs - At-the-market offering	—	—	2,273,189	—	—	7,813	—	7,813
Issuance of common shares, net of offering costs - Public offering	—	—	15,400,000	2	—	17,571	—	17,573
Stock-based compensation expense	—	—	779,652	—	—	3,121	—	3,121
Issuance of common shares - Founders Agreement	—	—	1,402,244	—	(1,748)	2,486	—	738
Common shares issuable - Founders Agreement	—	—	—	—	2,510	—	—	2,510
Exercise of warrants	—	—	73,525	—	—	—	—	—
Net loss	—	—	—	—	—	—	(24,714)	(24,714)
Balances at December 31, 2019	7,000,000	$1	47,004,764	$5	$2,510	$136,442	$(120,111)	$18,847
Issuance of common shares, net of offering costs - At-the-market offering	—	—	5,104,234	—	—	12,393	—	12,393
Issuance of common shares, net of offering costs - Public offering	—	—	7,321,429	1	—	18,908	—	18,909
Stock-based compensation expense	—	—	1,117,340	—	—	2,780	—	2,780
Issuance of common shares - Founders Agreement	—	—	1,769,930	—	(2,510)	3,411	—	901
Common shares issuable - Founders Agreement	—	—	—	—	4,617	—	—	4,617
Exercise of warrants	—	—	102,742	—	—	13	—	13
Net loss	—	—	—	—	—	—	(23,081)	(23,081)
Balances at December 31, 2020	7,000,000	$1	62,420,439	$6	$4,617	$173,947	$(143,192)	$35,379

The accompanying notes are an integral part of these financial statements.

CHECKPOINT THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(23,081)	$(24,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,780	3,121
Issuance of common shares - Founders Agreement	901	738
Common shares issuable - Founders Agreement	4,617	2,510
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(941)	509
Other receivables - related party	6	1,506
Accounts payable and accrued expenses	(833)	(5,043)
Net cash used in operating activities	(16,551)	(21,373)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock - Public offering	20,500	19,560
Offering costs for the issuance of common stock - Public offering	(1,660)	(1,918)
Proceeds from issuance of common stock - At-the-market offering	12,767	8,011
Offering costs for the issuance of common stock - At-the-market offering	(374)	(198)
Proceeds from the exercise of warrants	13	—
Net cash provided by financing activities	31,246	25,455
Net increase in cash and cash equivalents	14,695	4,082
Cash and cash equivalents at beginning of period	26,077	21,995
Cash and cash equivalents at end of period	$40,772	$26,077
Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$2,510	$1,748
Issuance of common shares - Public offering (offering costs incurred but not paid)	$—	$69

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2020, the Company had an accumulated deficit of $143.2 million.

In September 2020, the Company completed an underwritten public offering in which it sold 7,321,429 shares of its common stock at a price of $2.80 per share for gross proceeds of approximately $20.5 million. Total net proceeds from the offering were approximately $18.9 million, net of underwriting discounts and offering expenses of approximately $1.6 million.

During the year ended December 31, 2020, the Company sold a total of 5,104,234 shares of common stock under an At-the-Market Issuance Sales Agreement ("ATM") for aggregate total gross proceeds of approximately $12.8 million at an average selling price of $2.50 per share, resulting in net proceeds of approximately $12.4 million after deducting commissions and other transaction costs.

The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, which may include financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances are sufficient to fund its anticipated operating cash requirements for at least one year from the date of issuance of this Annual Report on Form 10-K.

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

In addition to the foregoing, based on the Company's current assessment, the Company does not expect any material impact on its long-term development timeline and its liquidity due to the worldwide spread of the coronavirus ("COVID-19"). However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19, as well as the effect of the COVID-19 pandemic on the Company's clients, vendors, and business partners, and the actions implemented to combat the virus throughout the world.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

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

Cash and Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

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

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

Annual Equity Fee

Under the Founder’s Agreement with Checkpoint dated March 17, 2015 and amended in July 2016 and October 2017 (the “Founders Agreement”), Fortress is entitled to an annual equity fee on January 1 of each year equal to 2.5% of fully diluted outstanding equity, payable in Checkpoint common shares (“Annual Equity Fee”). The Annual Equity Fee was part of the consideration payable for formation of the Company, identification of certain assets, including the license contributed to Checkpoint by Fortress (see Note 4).

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

Pursuant to the Founders Agreement, the Company issued 1,742,449 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully-diluted outstanding equity of Checkpoint on January 1, 2021.  Because the number of outstanding shares issuable to Fortress was determinable on January 1, 2021 prior to the issuance of the December 31, 2020 financial statements, the Company recorded approximately $4.6 million in research and development expense and a credit to Common shares issuable - Founders Agreement during the year ended December 31, 2020.

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

Notes to Financial Statements

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

Certain of the Company's financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as accounts payable and accrued expenses.

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

Notes to Financial Statements

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

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A common stock pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The following table summarizes potentially dilutive securities outstanding at December 31, 2020 and 2019 that were excluded from the computation of diluted net loss per share, as they would be anti-dilutive:

	December 31,
	2020	2019
Warrants (Note 6)	57,515	4,207,447
Stock options (Note 6)	220,000	160,000
Unvested restricted stock (Note 6)	3,869,896	3,303,839
Total	4,147,411	7,671,286

Coronavirus Aid, Relief and Economic Security Act ("CARES Act")

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer's social security payments, net operating loss utilization and carryback periods and modifications to the net interest deduction limitations. The CARES Act did not have a material impact on the Company’s income tax provision for 2020. The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

On December 27, 2020, the President of the United States signed the Consolidated Appropriations Act, 2021 (“Consolidated Appropriations Act”) into law. The Consolidated Appropriations Act is intended to enhance and expand certain provisions of the CARES Act, allows for the deductions of expenses related to the Payroll Protection Program funds received by companies, and provides an update to meals and entertainment expensing for 2021. The Consolidated Appropriations Act did not have a material impact to the Company’s income tax provision for 2020.

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses” as amended by ASU 2019-10. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates”, which deferred the effective dates for the Company, as a smaller reporting company, until fiscal year 2023. The Company is currently assessing the impact of the adoption of this ASU on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted the new guidance in the first quarter of 2021 and the adoption of this guidance did not to have a material impact on the financial statements.

In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption will be permitted. The Company is currently evaluating the impact of this standard on its financial statements.

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

Note 3 - License Agreements

Dana-Farber Cancer Institute

In March 2015, the Company entered into an exclusive license agreement with Dana-Farber Cancer Institute (“Dana Farber”) to develop a portfolio of fully human immuno-oncology targeted antibodies. Under the terms of the license agreement, the Company paid Dana-Farber an up-front licensing fee of $1.0 million and, on May 11, 2015, granted Dana-Farber 500,000 shares, valued at $32,500 or $0.065 per share. The  license agreement included an anti-dilution clause that maintained Dana-Farber’s ownership at 5% until such time that the Company raised $10 million in cash in exchange for common shares. Pursuant to this provision, on September 30, 2015, the Company granted to Dana-Farber an additional 136,830 shares of common stock valued at approximately $0.6 million and the anti-dilution clause thereafter expired. Dana-Farber is eligible to receive payments of up to an aggregate of approximately $21.5 million for each licensed product upon the Company’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. In addition, Dana-Farber is eligible to receive up to an aggregate of $60.0 million upon the Company’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales. Dana-Farber also receives an annual license maintenance fee of $50,000, which is creditable against future milestone payments or royalties. The portfolio of antibodies licensed from Dana-Farber include antibodies targeting PD-L1, GITR and CAIX.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

In connection with the license agreement with Dana-Farber, the Company entered into a collaboration agreement with TGTX, which was amended and restated in June 2019, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retains the right to develop and commercialize these antibodies in solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the original collaboration agreement, TGTX paid the Company $0.5 million, representing an upfront licensing fee. Upon the signing of the amended and restated collaboration agreement in June 2019, TGTX paid the Company an additional $1.0 million upfront licensing fee. The Company is eligible to receive substantive potential milestone payments for the anti-PD-L1 program of up to an aggregate of approximately $27.6 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $8.4 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $19.2 million upon regulatory filings and first commercial sales in specified territories. The Company is also eligible to receive substantive potential milestone payments for the anti-GITR antibody program of up to an aggregate of approximately $21.5 million upon TGTX's successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX's successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, the Company is eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales for both programs, in addition to royalty payments based on a tiered low double-digit percentage of net sales. The Company also receives an annual license maintenance fee, which is creditable against future milestone payments or royalties. TGTX also pays the Company for its out-of-pocket costs of material used by TGTX for their development activities. For the years ended December 31, 2020 and 2019, the Company recognized approximately $1.0 million and $1.6 million, respectively, in revenue related to the collaboration agreement in the Statements of Operations. The revenue for the year ended December 31, 2020 included a milestone of $925,000 upon the 12th patient dosed in a phase 1 clinical trial for the anti-PD-L1 antibody cosibelimab during March 2020.

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

NeuPharma, Inc.

In March 2015, Fortress entered into an exclusive license agreement with NeuPharma, Inc. ("NeuPharma") to develop and commercialize novel irreversible, 3rd generation EGFR inhibitors, including CK-101, on a worldwide basis other than certain Asian countries. On the same date, Fortress assigned all of its right and interest in the EGFR inhibitors to the Company. Under the terms of the license agreement, the Company paid NeuPharma an up-front licensing fee of $1.0 million, and NeuPharma is eligible to receive payments of up to an aggregate of approximately $40.0 million upon the Company’s successful achievement of certain clinical development and regulatory milestones in up to three indications, of which $22.5 million are due upon various regulatory approvals to commercialize the products. In addition, NeuPharma is eligible to receive payments of up to an aggregate of $40.0 million upon the Company’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered mid to high-single digit percentage of net sales.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

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

In connection with the license agreement with Jubilant, the Company entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retains the right to develop and commercialize these compounds in the field of solid tumors. Under the terms of the sublicense agreement, TGTX paid the Company $1.0 million, representing an upfront licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.2 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, the Company is eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays the Company 50% of IND enabling costs and patent expenses. For each of the years ended December 31, 2020 and 2019, the Company recognized approximately $0.1 million in revenue related to the sublicense agreement in the Statements of Operations.

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

The milestone payments are based on successful achievement of clinical development, regulatory, and sales milestones. Because these payments are contingent on the occurrence of a future event, they represent variable consideration and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The sales-based royalty payments are recognized as revenue when the subsequent sales occur. The Company also receives variable consideration for certain research and development, out-of-pocket material costs and patent maintenance related activities that are dependent upon the Company’s actual expenditures under the collaborations and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Revenue is recognized approximately when the amounts become due because it relates to an already satisfied performance obligation. For the year ended December 31, 2020, the Company recognized the achievement of a clinical development milestone under its collaboration agreement with TGTX based upon their dosing of a 12th patient in a phase 1 clinical trial of cosibelimab (see “Dana-Farber Cancer Institute” earlier in this Note for more information).

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

Note 4 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

Effective March 17, 2015, the Company entered into a Founders Agreement with Fortress, which was amended in July 2016 and October 2017. The Founders Agreement provides, that in exchange for the time and capital expended in the formation of Checkpoint and the identification of specific assets the acquisition of which resulted in the formation of a viable emerging growth life science company, the Company assumed $2.8 million in debt that Fortress accumulated under a promissory note through National Securities Corporation for expenses and costs of forming Checkpoint, and the Company shall also: (i) issue annually to Fortress, on January 1 of each year, shares of common stock equal to two and one-half percent (2.5%) of the fully-diluted outstanding equity of Checkpoint at the time of issuance; (ii) pay an equity fee in shares of common stock, payable within five (5) business days of the closing of any equity or debt financing for Checkpoint or any of its respective subsidiaries that occurs after the effective date of the Founders Agreement and ending on the date when Fortress no longer has majority voting control in Checkpoint’s voting equity, equal to two and one-half percent (2.5%) of the gross amount of any such equity or debt financing; and (iii) pay a cash fee equal to four and one half percent (4.5%) of Checkpoint’s annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a change in control (as it is defined in the Founders Agreement), Checkpoint will pay a one-time change in control fee equal to five times (5x) the product of (i) monthly net sales for the twelve (12) months immediately preceding the change in control and (ii) four and one-half percent (4.5%). The Founders Agreement has a term of fifteen years, after which it automatically renews for one-year periods unless Fortress gives the Company notice of termination. The Founders Agreement will also automatically terminate upon a change of control.

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of the Company’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of its Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. For the years ended December 31, 2020 and 2019, the Company recognized $0.5 million in expense on its Statements of Operations related to the MSA.

Caribe BioAdvisors, LLC

In December 2016, the Company entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For the years ended December 31, 2020 and 2019, the Company recognized $111,000 and $104,000, respectively, in expense in its Statements of Operations related to the advisory agreement, including $51,000 and $44,000, respectively, in expense related to annual equity incentive grants.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

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

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of December 31, 2020 and 2019, there was no litigation against the Company.

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

As of December 31, 2020 and 2019, there were 7,000,000 shares of Class A common stock issued and outstanding to Fortress. Dividends are to be distributed pro-rata to the Class A and common stockholders. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stockholders are entitled to a number of votes per share equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

In November 2017, the Company filed a shelf registration statement on Form S-3 (the "2017 S-3"), which was declared effective in December 2017. Under the 2017 S-3, the Company may sell up to a total of $100 million of its securities. In connection with the 2017 S-3, the Company entered into an ATM (the "2017 ATM") with Cantor Fitzgerald & Co., Ladenburg Thalmann & Co. Inc. and H.C. Wainwright & Co., LLC (each an "Agent" and collectively, the "Agents"), relating to the sale of shares of common stock. Under the ATM, the Company pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock.

In November 2019, the Company completed an underwritten public offering, in which it sold 15,400,000 shares of its common stock at a price of $1.27 per share for gross proceeds of approximately $19.6 million. Total net proceeds from the offering were approximately $17.6 million, net of underwriting discounts and offering expenses of approximately $2.0 million.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

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

During the year ended December 31, 2020, the Company sold a total of 5,104,234 shares of common stock under an At-the-Market Issuance Sales Agreement for aggregate total gross proceeds of approximately $12.8 million at an average selling price of $2.50 per share, resulting in net proceeds of approximately $12.4 million after deducting commissions and other transaction costs.

Pursuant to the Founders Agreement, the Company issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the offerings noted above. Accordingly, the Company issued 310,625 shares and 441,816 shares to Fortress for the year ended December 31, 2020 and 2019, respectively, and recorded expenses of approximately $901,000 and $738,000 related to these stock grants, which is included in general and administrative expenses in the Company’s Statements of Operations for the years ended December 31, 2020 and 2019, respectively.

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

Pursuant to the Founders Agreement, the Company issued 1,742,449 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully-diluted outstanding equity of Checkpoint on January 1, 2021 (see Notes 2 and 4).

In November 2020, the Company filed a shelf registration statement on Form S-3 (the “2020 S-3”), which was declared effective in December 2020. Under the S-3, the Company may sell up to a total of $100 million of its securities. In connection with the S-3, the Company entered into an ATM (the “2020 ATM”) with the Agents relating to the sale of shares of common stock. Under the 2020 ATM, the Company pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock.

Subsequent to the fourth quarter, through March 5, 2021, the Company sold a total of 3,170,216 shares of common stock under the 2020 ATM for aggregate total gross proceeds of approximately $12.3 million at an average selling price of $3.88 per share, resulting in net proceeds of approximately $12.0 million after deducting commissions and other transaction costs.

Subsequent to the offerings noted above, approximately $83.6 million of securities remain available for sale under the 2020 S-3. The Company may offer the securities under the 2020 S-3 from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

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

As of December 31, 2020, 4,288,465 shares are available for issuance under the 2015 Incentive Plan.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activity for the year ended December 31, 2020 and 2019:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2018	2,932,106	$4.22
Granted	800,652	3.33
Forfeited	(21,000)	3.16
Vested	(407,919)	1.96
Nonvested at December 31, 2019	3,303,839	$4.29
Granted	1,117,340	2.39
Vested	(551,283)	5.23
Non-vested at December 31, 2020	3,869,896	$3.61

As of December 31, 2020, there was $2.8 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.9 years. This amount does not include, as of December 31, 2020, 333,334 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Stock Options

The following table summarizes stock option award activity for the year ended December 31, 2020 and 2019:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Stock Options	Exercise Price	(in years)
Outstanding as of December 31, 2018	60,000	$5.43	8.09
Granted	100,000	2.56
Outstanding as of December 31, 2019	160,000	$3.64	8.56
Granted	60,000	2.04
Outstanding as of December 31, 2020	220,000	$3.20	8.04
Vested and exercisable as of December 31, 2020	25,000	$1.87	8.82

Upon the exercise of stock options, the Company will issue new shares of its common stock.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

The Company used the Black-Scholes option pricing model for determining the estimated fair value of stock-based compensation related to stock options. The table below summarizes the assumptions used:

	For the Years Ended December 31,
	2020	2019
Risk-free interest rate	0.65% - 1.02%	1.77% - 2.72%
Expected dividend yield	—	—
Expected term in years	10.0	10.0
Expected volatility	101.27% - 104.60%	99.84% - 103.79%

Warrants

A summary of warrant activities for year ended December 31, 2020 and 2019 is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Warrants	Exercise Price	(in years)
Outstanding as of December 31, 2018	4,280,972	$6.69	2.33
Exercised	(73,525)	—
Outstanding as of December 31, 2019	4,207,447	$6.81	1.25
Exercised	(102,742)	0.13
Expired	(4,047,190)	7.00
Outstanding as of December 31, 2020	57,515	$5.39	1.22

Upon the exercise of warrants, the Company will issue new shares of its common stock.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the years ended December 31, 2020 and 2019 (in thousands).

	For the year ended December 31,
	2020	2019
Research and development	$617	$707
General and administrative	2,163	2,414
Total stock-based compensation expense	$2,780	$3,121

Note 7 - Income Taxes

The Company has accumulated net losses since inception and has not recorded an income tax provision or benefit during the years ended December 31, 2020 and 2019.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	For the Year Ended December 31,
	2020	2019
Percentage of pre-tax income:
Statutory federal income tax rate	21%	21%
State taxes, net of federal tax benefit	5%	6%
Change in state tax rate	(1)%	2%
Provision to return	1%	—%
Stock based compensation shortfall	(1)%	(1)%
Other	(1)%	(1)%
Change in valuation allowance	(24)%	(27)%
Income taxes provision (benefit)	—%	—%

The components of the net deferred tax asset as of December 31, 2020 and 2019 are the following (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryovers	$27,537	$23,051
Stock compensation and other	2,191	2,057
Amortization of license	5,560	4,878
Accruals and reserves	178	184
Tax credits	1,781	1,532
Start Up Costs	28	31
Total deferred tax assets	37,275	31,733
Less valuation allowance	(37,275)	(31,733)
Deferred tax asset, net of valuation allowance	$—	$—

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset. A valuation allowance of approximately $37.3 million and $31.7 million was recorded for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company had federal and state net operating loss carryforwards of approximately $101.1 million and $94.9 million, respectively. Approximately $69.9 million of the federal net operating loss carryforwards can be carried forward indefinitely. The remaining $31.2 million of federal and all state net operating loss carryforwards will begin to expire, if not utilized, by 2035 and 2035, respectively. The Company has $1.1 million of research and development credit carryforwards and $0.7 million of orphan drug credit carryforwards, which will begin to expire, if not utilized, by 2035. Utilization of the net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended and similar state provisions.

There are no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s financial statements for the year ended December 31, 2020 and 2019. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the period ended December 31, 2020 and 2019. The Company would classify interest and penalties related to uncertain tax positions as income tax expense, if applicable.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

The federal and state tax returns for the periods ended December 31, 2017, 2018 and 2019 are currently open for examination under the applicable federal and state income tax statues of limitations. The Company is currently under examination by the New York City Department Finance for the 2016, 2017 and 2018 tax years. While the outcomes of the examinations are unknown, the Company does not expect any material adjustments.

Note 8 - Accounts Payable and Accrued Expenses

At December 31, 2020 and 2019, accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2020	2019
Accounts payable	$3,438	$3,079
Accrued compensation	535	414
Research and development	2,009	3,496
Other	385	268
Total accounts payable and accrued expenses	$6,367	$7,257

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Checkpoint Therapeutics, Inc.

By:	/s/ James F. Oliviero
Name: James F. Oliviero
Title: President, Chief Executive Officer and Director

March 12, 2021

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

Signature	Title	Date

/s/ James F. Oliviero	President, Chief Executive Officer and Director	March 12, 2021
James F. Oliviero	(Principal Executive Officer)

/s/ Garrett Gray	Chief Financial Officer	March 12, 2021
Garrett Gray	(Principal Financial Officer)

/s/ Michael S. Weiss	Chairman of the Board	March 12, 2021
Michael S. Weiss

/s/ Lindsay A. Rosenwald	Director	March 12, 2021
Lindsay A. Rosenwald, M.D.

/s/ Scott Boilen	Director	March 12, 2021
Scott Boilen

/s/ Neil Herskowitz	Director	March 12, 2021
Neil Herskowitz

/s/ Barry Salzman	Director	March 12, 2021
Barry Salzman

/s/ Christian Bechon	Director	March 12, 2021
Christian Bechon