Form 10-Q
period 2021-03-31
Checkpoint Therapeutics, Inc.
filed 2021-05-07
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large Accelerated Filer	◻	Accelerated Filer	◻
Non-accelerated Filer	☒	Smaller Reporting Company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES     ◻    NO     ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 4, 2021
Class A Common Stock, $0.0001 par value	7,000,000
Common Stock, $0.0001 par value	72,183,822

CHECKPOINT THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended March 31, 2021

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

Item 1. Financial Statements.

Checkpoint Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$60,033	$40,772
Prepaid expenses and other assets	1,329	1,804
Other receivables - related party	68	20
Total current assets	61,430	42,596
Total Assets	$61,430	$42,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$6,076	$6,367
Accounts payable and accrued expenses - related party	1,179	850
Total current liabilities	7,255	7,217
Total Liabilities	7,255	7,217

Commitments and Contingencies

Stockholders’ Equity
Common Stock ($0.0001 par value), 95,000,000 shares authorized
Class A common shares, 7,000,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	1	1
Common shares, 72,163,822 and 62,420,439 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	7	6
Common stock issuable, 0 and 1,742,449 shares as of March 31, 2021 and December 31, 2020, respectively	—	4,617
Additional paid-in capital	203,864	173,947
Accumulated deficit	(149,697)	(143,192)
Total Stockholders’ Equity	54,175	35,379
Total Liabilities and Stockholders’ Equity	$61,430	$42,596

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2021	2020
Revenue - related party	$68	$972

Operating expenses:
Research and development	4,213	2,635
General and administrative	2,373	1,678
Total operating expenses	6,586	4,313
Loss from operations	(6,518)	(3,341)

Other income
Interest income	13	60
Total other income	13	60
Net Loss	$(6,505)	$(3,281)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(0.09)	$(0.06)

Basic and diluted weighted average number of common shares outstanding	70,303,387	50,875,476

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

For the Three Months Ended March 31, 2021

					Common	Additional		Total
	Class A Common Shares		Common Shares		Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2020	7,000,000	$1	62,420,439	$6	$4,617	$173,947	$(143,192)	$35,379
Issuance of common shares, net of offering costs - At-the-market offering	—	—	7,025,309	1	—	23,892	—	23,893
Issuance of common shares - Founders Agreement	—	—	1,918,074	—	(4,617)	5,251	—	634
Stock-based compensation expense	—	—	800,000	—	—	774	—	774
Net loss	—	—	—	—	—	—	(6,505)	(6,505)
Balances at March 31, 2021	7,000,000	$1	72,163,822	$7	$—	$203,864	$(149,697)	$54,175

For the Three Months Ended March 31, 2020

					Common	Additional		Total
	Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2019	7,000,000	$1	47,004,764	$5	$2,510	$136,442	$(120,111)	$18,847
Stock-based compensation expense	—	—	931,000	—	—	639	—	639
Exercise of warrants	—	—	102,742	—	—	13	—	13
Net loss	—	—	—	—	—	—	(3,281)	(3,281)
Balances at March 31, 2020	7,000,000	$1	48,038,506	$5	$2,510	$137,094	$(123,392)	$16,218

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the three months ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(6,505)	$(3,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	774	639
Issuance of common shares - Founders Agreement	634	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	475	110
Other receivables - related party	(48)	(946)
Accounts payable and accrued expenses	13	(1,062)
Net cash used in operating activities	(4,657)	(4,540)

Cash Flows from Financing Activities:
Issuance of common shares - At-the-market offering	24,569	—
Offering costs for the issuance of common shares - At-the-market offering	(651)	—
Offering costs for the issuance of common shares - Public offering	—	(69)
Proceeds from the exercise of warrants	—	13
Net cash provided by (used in) financing activities	23,918	(56)

Net increase (decrease) in cash and cash equivalents	19,261	(4,596)
Cash and cash equivalents at beginning of period	40,772	26,077
Cash and cash equivalents at end of period	$60,033	$21,481

Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$4,617	$—
Issuance of common shares - At-the-market offering (offering costs incurred but not paid)	$25	$—

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2021, the Company had an accumulated deficit of $149.7 million.

During the three months ended March 31, 2021, the Company sold a total of 7,025,309 shares of common stock under an At-the-Market Issuance Sales Agreement (“ATM”), at an average selling price of $3.50 per share, resulting in aggregate total gross proceeds of approximately $24.6 million and net proceeds of approximately $23.9 million after deducting approximately $0.7 million in commissions and other transaction costs.

The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, which may include financing the Company's growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at March 31, 2021 will be sufficient to fund its anticipated operating cash requirements for at least one year from the filing date of this Quarterly Report on Form 10-Q.

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

Based on the Company's current assessment, the Company does not expect any material impact on its long-term development timeline and its liquidity due to the worldwide spread of the coronavirus (“COVID-19”). However, the Company is continuing to assess the effects of the COVID-19 pandemic on the Company's operations, as well as on the Company’s clients, vendors, and business partners, and the actions implemented to combat the virus throughout the world.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They may not include all of the information and notes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2020, which were included in the Company's Form 10-K, and filed with the SEC on March 12, 2021. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Annual Equity Fee

Under the Founders Agreement with Checkpoint dated March 17, 2015, and amended and restated in July 2016 and October 2017 (the “Founders Agreement”), Fortress is entitled to an annual equity fee on January 1 of each year equal to 2.5% of fully diluted outstanding equity, payable in Checkpoint common shares (“Annual Equity Fee”). The Annual Equity Fee was part of the consideration payable for formation of the Company, identification of certain assets, including the license contributed to Checkpoint by Fortress (see Note 4).

The Company records the Annual Equity Fee in connection with the Founders Agreement with Fortress as contingent consideration. Contingent consideration is recorded when probable and reasonably estimable. Due to the nature of the Company’s assets and stage of development, future share prices and shares outstanding cannot be estimated prior to the issuance of the Annual Equity Fee. Due to these uncertainties, the Company has concluded that it is unable to reasonably estimate the contingent consideration until shares are actually issued on January 1 of each year.

Pursuant to the Founders Agreement, the Company issued 1,742,449 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully diluted outstanding equity of Checkpoint on January 1, 2021.  Because the number of outstanding shares issuable to Fortress was determinable on January 1, 2021 prior to the issuance of the December 31, 2020 financial statements, the Company recorded approximately $4.6 million in research and development expense and a credit to Common shares issuable - Founders Agreement during the year ended December 31, 2020.

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

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

●	the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and
●	the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

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

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties (for example, some sales taxes). The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

●	variable consideration;
●	constraining estimates of variable consideration;
●	the existence of a significant financing component in the contract;
●	noncash consideration; and

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

●	consideration payable to a customer.

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

Revenue for a sales-based or usage-based royalty promised in exchange for a license of intellectual property is recognized only when (or as) the later of the following events occurs:

a.	the subsequent sale or usage occurs; and
b.	the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied (or partially satisfied).

Incremental contract costs are expensed when incurred when the amortization period of the asset that would have been recognized is one year or less; otherwise, incremental contract costs are recognized as an asset and amortized over time as services are provided to a customer.

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. For tax positions that are more likely than not to be sustained upon audit, the Company recognizes the largest amount with a greater than 50% likelihood of being realized. The Company does not recognize any portion of the benefit for tax positions that are not more likely than not to be sustained upon audit.

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A common stock pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The following table summarizes potentially dilutive securities outstanding at March 31, 2021 and 2020 that were excluded from the computation of diluted net loss per share, as they would be anti-dilutive:

	March 31,
	2021	2020
Warrants (Note 6)	13,191	4,104,705
Stock options (Note 6)	250,000	200,000
Unvested restricted stock (Note 6)	4,240,647	3,999,525
Total	4,503,838	8,304,230

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Coronavirus Aid, Relief and Economic Security Act (“CARES Act”)

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

On December 27, 2020, the President of the United States signed the Consolidated Appropriations Act, 2021 (“Consolidated Appropriations Act”) into law. The Consolidated Appropriations Act is intended to enhance and expand certain provisions of the CARES Act, allows for the deductions of expenses related to the Payroll Protection Program funds received by companies, and provides an update to meals and entertainment expensing for 2021. The Consolidated Appropriations Act did not have a material impact to the Company’s income tax provision for 2020. The Company will continue to evaluate the impact of the Consolidated Appropriations Act on its financial position, results of operations and cash flows

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses” as amended by ASU 2019-10. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates,” which deferred the effective dates for the Company, as a smaller reporting company, until fiscal year 2023. The Company is currently assessing the impact of the adoption of this ASU on its financial statements.

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption will be permitted. The Company is currently evaluating the impact of this standard on its financial statements.

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted the new guidance in the first quarter of 2021 and the adoption of this guidance did not to have a material impact on its financial statements.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 3 – License Agreements

Dana-Farber Cancer Institute

In March 2015, the Company entered into an exclusive license agreement with Dana-Farber Cancer Institute (“Dana Farber”) to develop a portfolio of fully human immuno-oncology targeted antibodies. Under the terms of the license agreement, the Company paid Dana-Farber an up-front licensing fee of $1.0 million and, on May 11, 2015, granted Dana-Farber 500,000 shares of common stock, valued at $32,500 or $0.065 per share. The license agreement included an anti-dilution clause that maintained Dana-Farber’s ownership at 5% until such time that the Company raised $10 million in cash in exchange for common shares. Pursuant to this provision, on September 30, 2015, the Company granted to Dana-Farber an additional 136,830 shares of common stock valued at approximately $0.6 million and the anti-dilution clause thereafter expired. Dana-Farber is eligible to receive payments of up to an aggregate of approximately $21.5 million for each licensed product upon the Company’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. In addition, Dana-Farber is eligible to receive up to an aggregate of $60.0 million upon the Company’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales. Dana-Farber also receives an annual license maintenance fee of $50,000, which is creditable against future milestone payments or royalties. The portfolio of antibodies licensed from Dana-Farber include antibodies targeting PD-L1, GITR and CAIX.

In connection with the license agreement with Dana-Farber, the Company entered into a collaboration agreement with TGTX, which was amended and restated in June 2019, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retains the right to develop and commercialize these antibodies in solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the original collaboration agreement, TGTX paid the Company $0.5 million, representing an upfront licensing fee. Upon the signing of the amended and restated collaboration agreement in June 2019, TGTX paid the Company an additional $1.0 million upfront licensing fee. The Company is eligible to receive substantive potential milestone payments for the anti-PD-L1 program of up to an aggregate of approximately $27.6 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $8.4 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $19.2 million upon regulatory filings and first commercial sales in specified territories. The Company is also eligible to receive substantive potential milestone payments for the anti-GITR antibody program of up to an aggregate of approximately $21.5 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, the Company is eligible to receive up to an aggregate of $60.0 million upon  TGTX’s successful achievement of certain sales milestones based on aggregate net sales for both programs, in addition to royalty payments based on a tiered low double-digit percentage of net sales. The Company also receives an annual license maintenance fee, which is creditable against future milestone payments or royalties. TGTX also pays the Company for its out-of-pocket costs of material used by TGTX for their development activities. For the three months ended March 31, 2021 and 2020, the Company recognized approximately $45,000 and $954,000, respectively , in revenue related to the collaboration agreement in the Condensed Statements of Operations. The revenue for the three months ended March 31, 2020 included a milestone of $925,000 upon the 12th patient dosed in a phase 1 clinical trial for the anti-PD-L1 antibody cosibelimab during March 2020.

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

NeuPharma, Inc.

In March 2015, Fortress entered into an exclusive license agreement with NeuPharma, Inc. (“NeuPharma”) to develop and commercialize novel irreversible, 3rd generation EGFR inhibitors, including Olafertinib (formerly CK-101), on a worldwide basis other than certain Asian countries. On the same date, Fortress assigned all of its right and interest in the EGFR inhibitors to the Company. Under the terms of the license agreement, the Company paid NeuPharma an up-front licensing fee of $1.0 million, and NeuPharma is eligible to receive payments of up to an aggregate of approximately $40.0 million upon the Company’s successful achievement of certain clinical development and regulatory milestones in up to three indications, of which $22.5 million are due upon various regulatory approvals to commercialize the products. In addition, NeuPharma is eligible to receive payments of up to an aggregate of $40.0 million upon the Company’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered mid to high-single digit percentage of net sales.

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

In connection with the license agreement with Jubilant, the Company entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retains the right to develop and commercialize these compounds in the field of solid tumors. Under the terms of the sublicense agreement, TGTX paid the Company $1.0 million, representing an upfront licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.2 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, the Company is eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays the Company 50% of IND enabling costs and patent expenses. For the three months ended March 31, 2021 and 2020, the Company recognized approximately $23,000 and $18,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations.

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

The milestone payments are based on successful achievement of clinical development, regulatory, and sales milestones. Because these payments are contingent on the occurrence of a future event, they represent variable consideration and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The sales-based royalty payments are recognized as revenue when the subsequent sales occur. The Company also receives variable consideration for certain research and development, out-of-pocket material costs, and patent maintenance related activities. These amounts are dependent upon the Company’s actual expenditures under the collaborations and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. As this revenue relates to an already satisfied performance obligation, it is recognized approximately when the amounts become due. For the three months ended March 31, 2021, the Company did not receive any milestone or royalty payments.

Note 4 – Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

Effective March 17, 2015, the Company entered into a Founders Agreement with Fortress, which was amended in July 2016 and October 2017. The Founders Agreement provides, that in exchange for the time and capital expended in the formation of Checkpoint and the identification of specific assets the acquisition of which resulted in the formation of a viable emerging growth life science company, the Company assumed $2.8 million in debt that Fortress accumulated under a promissory note through National Securities Corporation for expenses and costs of forming Checkpoint. Further, the Company shall: (i) issue annually to Fortress, on January 1 of each year, shares of common stock equal to two and one-half percent (2.5%) of the fully diluted outstanding equity of Checkpoint at the time of issuance; (ii) pay an equity fee in shares of common stock, payable within five (5) business days of the closing of any equity or debt financing for Checkpoint or any of its respective subsidiaries that occurs after the effective date of the Founders Agreement and ending on the date when Fortress no longer has majority voting control in Checkpoint’s voting equity, equal to two and one-half percent (2.5%) of the gross amount of any such equity or debt financing; and (iii) pay a cash fee equal to four and one half percent (4.5%) of Checkpoint’s annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a change in control (as it is defined in the Founders Agreement), Checkpoint will pay a one-time change in control fee equal to five times (5x) the product of (i) monthly net sales for the twelve (12) months immediately preceding the change in control and (ii) four and one-half percent (4.5%).The Founders Agreement has a term of fifteen years, after which it automatically renews for one-year periods unless Fortress gives the Company notice of termination. The Founders Agreement will also automatically terminate upon a change of control.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of the Company’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of its Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. For the three months ended March 31, 2021 and 2020, the Company recognized $125,000 in expense on its Condensed Statements of Operations related to the MSA.

Caribe BioAdvisors, LLC

In December 2016, the Company entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For the three months ended March 31, 2021 and 2020, the Company recognized $27,000 and $28,000, respectively, in expense in its Condensed Statements of Operations related to the advisory agreement, including $12,000 and $13,000, respectively, in expense related to annual equity incentive grants.

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

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of March 31, 2021, and December 31, 2020, there was no litigation against the Company.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Stockholders’ Equity

Common Stock

At the Company’s 2020 Annual Meeting of Stockholders held on June 4, 2020, its stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock available to issue by 35,000,000 to 95,000,000 with a par value of $0.0001 per share, of which 7,000,000 shares are designated as “Class A common stock.” The amendment was filed with the Secretary of State of the State of Delaware on June 4, 2020.

As of March 31, 2021 and December 31, 2020, there were 7,000,000 shares of Class A common stock issued and outstanding to Fortress. Dividends are to be distributed pro-rata to the Class A and common stockholders. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stockholders are entitled to a number of votes per share equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

In November 2020, the Company filed a shelf registration statement on Form S-3 (the “S-3”), which was declared effective in December 2020. Under the S-3, the Company may sell up to a total of $100 million of its securities. In connection with the S-3, the Company entered into an ATM with Cantor Fitzgerald & Co., Ladenburg Thalmann & Co. Inc. and H.C. Wainwright & Co., LLC (each an “Agent” and collectively, the “Agents”) relating to the sale of shares of common stock. Under the ATM, the Company pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock.

During the three months ended March 31, 2021, the Company sold a total of 7,025,309 shares of common stock under an ATM, at an average selling price of $3.50 per share, resulting in aggregate total gross proceeds of approximately $24.6 million and net proceeds of approximately $23.9 million after deducting approximately $0.7 million in commissions and other transaction costs.

Pursuant to the Founders Agreement, the Company issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the offering noted above. Accordingly, the Company issued 175,625 shares of common stock to Fortress and recorded expense of approximately $634,000 related to these stock grants, which is included in general and administrative expenses in the Company’s Condensed Statements of Operations for the three months ended March 31, 2021.

Pursuant to the Founders Agreement, the Company issued 1,742,449 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully diluted outstanding equity of Checkpoint on January 1, 2021 (see Notes 2 and 4).

As of March 31, 2021, approximately $71.3 million of securities remain available for sale under the S-3. The Company may offer the securities under the S-3 from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders.

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

As of March 31, 2021, 3,458,465 shares are available for issuance under the 2015 Incentive Plan.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activity for the three months ended March 31, 2021:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested at December 31, 2020	3,869,896	$3.61
Granted	800,000	2.66
Vested	(429,249)	3.90
Non-vested at March 31, 2021	4,240,647	$3.40

As of March 31, 2021, there was $4.2 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.0 years. This amount does not include, as of March 31, 2021, 333,334 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Stock Options

The following table summarizes stock option award activity for the three months ended March 31, 2021:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Stock Options	Exercise Price	(in years)
Outstanding as of December 31, 2020	220,000	$3.20	8.04
Granted	30,000	2.63
Outstanding as of March 31, 2021	250,000	$3.13	8.03
Vested and exercisable as of March 31, 2021	50,000	$2.56	8.19

Upon the exercise of stock options, the Company will issue new shares of its common stock.

The Company used the Black-Scholes option pricing model for determining the estimated fair value of stock-based compensation related to stock options. The table below summarizes the assumptions used:

	For the three months Ended March 31,
	2021	2020
Risk-free interest rate	1.04%	1.02%
Expected dividend yield	—	—
Expected term in years	10.0	10.0
Expected volatility	102.71%	101.27%

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Warrants

A summary of warrant activities for the three months ended March 31, 2021 is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Warrants	Exercise Price	(in years)
Outstanding as of December 31, 2020	57,515	$5.39	1.22
Expired	(44,324)	7.00
Outstanding as of March 31, 2021	13,191	$0.00	4.58

Upon the exercise of warrants, the Company will issue new shares of its common stock.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the three months ended March 31, 2021 and 2020 ($ in thousands):

	For the three months ended March 31,
	2021	2020
Research and development	$161	$144
General and administrative	613	495
Total stock-based compensation expense	$774	$639

Note 7 - Accounts Payable and Accrued Expenses

At March 31, 2021 and December 31, 2020, accounts payable and accrued expenses consisted of the following ($ in thousands):

	March 31,	December 31,
	2021	2020
Accounts payable	$3,528	$3,438
Accrued compensation	155	535
Research and development	2,019	2,009
Other	374	385
Total accounts payable and accrued expenses	$6,076	$6,367

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

Overview

We are a clinical-stage immunotherapy and targeted oncology company focused on the acquisition, development and commercialization of novel treatments for patients with solid tumor cancers. We are evaluating our lead antibody product candidate, cosibelimab, an anti-PD-L1 antibody licensed from the Dana-Farber, in an ongoing global, open-label, multicohort Phase 1 clinical trial in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including ongoing cohorts in locally advanced and metastatic cutaneous squamous cell carcinoma intended to support one or more applications for marketing approval. In addition, we are evaluating our lead small-molecule, targeted anti-cancer agent, Olafertinib (formerly CK-101), a third-generation EGFR inhibitor, as a potential new treatment for patients with EGFR mutation-positive NSCLC.

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

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2021, we have an accumulated deficit of $149.7 million.

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

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more detail in the notes to the Company’s unaudited condensed financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenue

For the three months ended March 31, 2021, revenue was approximately $0.1 million compared to approximately $1.0 million for the three months ended March 31, 2020, a decrease of $0.9 million. The current period revenue consisted of patent and license maintenance fees related to our collaborations with TGTX. Revenue for the prior year period primarily consisted of $954,000 from TGTX related to the collaboration agreement, including a milestone of $925,000 upon the 12th patient dosed in a phase 1 clinical trial for cosibelimab during March 2020.

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

For the three months ended March 31, 2021, research and development expenses were approximately $4.2 million, compared to $2.6 million for the three months ended March 31, 2020, an increase of $1.6 million. The current period research and development expenses primarily consisted of $2.3 million related to clinical costs for our product candidates, $1.0 million related to manufacturing costs and $0.2 million related to stock compensation expense. The prior period research and development expenses primarily consisted of $1.7 million related to clinical costs for our product candidates, $0.5 million related to manufacturing costs of our product candidates, and $0.1 million related to stock compensation expense.

We anticipate our research and development expenses to increase modestly for the remainder of 2021.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities, and facilities-related expenses.

For the three months ended March 31, 2021, general and administrative expenses were approximately $2.4 million, compared to $1.7 million for the three months ended March 31, 2020, an increase of $0.7 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $0.6 million, $0.6 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock, $0.3 million for salary expense, $0.3 million related to legal and accounting fees and $0.1 million related to investor relation fees. The prior period general and administrative expenses primarily consisted of stock compensation expense of $0.5 million, $0.3 million related to salary expenses, $0.2 million related to legal and accounting fees and $0.2 million related to investor relation fees.

We anticipate our general and administrative expenses will remain relatively consistent for the remainder of 2021.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2021, we had an accumulated deficit of $149.7 million.

Our major sources of cash have been proceeds from the sale of equity securities. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalent balances at March 31, 2021 are sufficient to fund our anticipated operating cash requirements for at least one year from the filing date of this Quarterly Report on Form 10-Q.

Based on the Company’s current assessment, the Company does not expect any material impact on its long-term development timeline and its liquidity due to the worldwide spread of COVID-19. However, the Company is continuing to assess the effects  of the COVID-19 pandemic on the Company’s operations, as well as on the Company’s clients, vendors, and business partners, and the actions implemented to combat the virus throughout the world.

Cash Flows for the Three Months Ended March 31, 2021 and 2020

Operating Activities

Net cash used in operating activities was approximately $4.7 million for the three months ended March 31, 2021, compared to approximately $4.5 million for the three months ended March 31, 2020. The net cash used in operating activities was comparable for the two periods.

Investing Activities

There were no investing activities for the three months ended March 31, 2021 and 2020.

Financing Activities

Net cash provided by financing activities was $23.9 million for the three months ended March 31, 2021. Cash provided by financing activities related to net proceeds from the issuance of common stock as part of our At-the-Market Issuance Sales Agreement offerings. Net cash used by financing activities for the three months ended March 31, 2020 related to the payment of issuance costs as part of our underwritten public offering in November 2019.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

N/A.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarter ended March 31, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014 and have an accumulated deficit of $149.7 million as of March 31, 2021. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. We currently believe that our cash and cash equivalents balances are sufficient to fund our anticipated operating cash requirements for at least one year from the date of issuance of this Quarterly Report on Form 10-Q.

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

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates. As an early-stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize such product candidates. Our product candidates are currently in preclinical development or in clinical trials. Our business depends entirely on the successful development and commercialization of our product candidates, which may never occur. We currently have no drug products for sale, currently generate no revenues from sales of any drug products and may never be able to develop or commercialize a marketable drug.

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

If one or more of our product candidates or any future product candidate are associated with undesirable side effects or adverse events in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In our industry, many compounds that initially showed promise in early-stage testing have later been found to cause serious adverse events that prevented further development of the compound. In the event that our clinical trials reveal a high or unacceptable severity and prevalence of adverse events, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of one or more of our product candidates or any future product candidate for any or all targeted indications. The FDA could also issue a letter requesting additional data or information prior to making a final decision regarding whether to approve a product candidate. The number of requests for additional data or information issued by the FDA in recent years has increased and resulted in substantial delays in the approval of several new drugs. Adverse events or undesirable side effects caused by one or more of our product candidates or any future product candidate could also result in the inclusion of unfavorable information in our product labeling, denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing and generating revenues from the sale of that product candidate. Adverse events or drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims.

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

If we fail to comply with our obligations under our intellectual property licenses and third-party funding arrangements, we could lose rights that are important to our business.

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

Under the terms of the Founders Agreement, which became effective as of March 17, 2015 and was amended and restated on July 11, 2016, Fortress has the right to receive an annual grant of shares of our common stock equal to 2.5% of the fully diluted outstanding equity at the time of issuance on January 1 of each year. This annual issuance of shares to Fortress will dilute your holdings in our common stock and, if the value of Checkpoint has not grown over the prior year, would result in a reduction in the value of your shares.

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

We currently rely on third parties, such as contract laboratories, contract research organizations, medical institutions and clinical investigators to conduct these studies and clinical trials. If these third parties themselves are adversely impacted by restrictions resulting from the coronavirus outbreak, we will likely experience delays and/or realize additional costs. We also rely on third parties for the manufacture of our product candidates for preclinical and clinical testing. Disruptions to the global supply chain could impact our or our third-party manufacturers’ ability to obtain raw materials or other products necessary to manufacture and distribute our product candidates. As a result, our efforts to obtain regulatory approvals for, and to commercialize, our product candidates may be delayed or disrupted.

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

31.1

Certification of Principal Executive Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2021.

31.2

Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2021.

32.1	Certification of Principal Executive Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2021.

32.2	Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2021.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

# Management Compensation Arrangement.

*Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Checkpoint Therapeutics, Inc.
(Registrant)

Date: May 7, 2021	By:	/s/ James F. Oliviero
James F. Oliviero
President and Chief Executive Officer
(Principal Executive Officer)