Form 10-Q
period 2021-06-30
Checkpoint Therapeutics, Inc.
filed 2021-08-06
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-38128

CHECKPOINT THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-2568632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

95 Sawyer Road, Suite 110, Waltham, MA 02453

(Address of principal executive offices and zip code)

(781) 652-4500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CKPT	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES     ⌧     NO     ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES     ⌧     NO     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES     ☐    NO     ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 3, 2021
Class A Common Stock, $0.0001 par value	7,000,000
Common Stock, $0.0001 par value	75,741,873

CHECKPOINT THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended June 30, 2021

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

Risks Related to our Finances and Capital Requirements

●	We have incurred significant losses since our inception and anticipate that we will incur continued losses for the foreseeable future. We have not generated any sales revenue from our development stage products, and we do not know when, or if, we will generate any revenue from sales of an approved product.
●	Our short operating history makes it difficult to evaluate our business and prospects.
●	Our success is contingent upon raising additional capital for our development programs and commercialization efforts, which may fail. Even if successful, our future capital raising activities may dilute our current stockholders, restrict our operations, or require us to relinquish proprietary rights.
●	Our limited resources may cause us to fail to capitalize on programs or product candidates presenting commercial opportunity or high likelihood of success.

Risks Pertaining to our Business Strategy, Structure and Organization

●	Our future growth and success depend on our ability to successfully develop and commercialize our product candidates, which we have yet to do.
●	Our future growth depends on our acquiring or in-licensing products or product candidates and integrating such products into our business.

Risks Inherent in Drug Development and Commercialization

●	Because results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance may not have favorable results in later clinical trials. Moreover, interim, “top-line,” and preliminary data from our clinical trials that we announce or publish may change, or the perceived product profile may be impacted, as more patient data or additional endpoints are analyzed.
●	We may not receive the required regulatory approvals for any of our product candidates on our projected timelines, if at all, which may result in increased costs and delay our ability to generate revenue.
●	If a product candidate demonstrates lack of efficacy or adverse side effects, we may need to abandon or limit the development of such product candidate.
●	We may not obtain the desired labeling claims or intended uses for product promotion, or favorable scheduling classifications, to successfully promote our products.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, and increased regulatory scrutiny.
●	Our competitors have developed or may develop treatments for our products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.
●	If our products are not broadly accepted by the healthcare community, the revenues from any such product will likely be limited.

●	Any successful products liability claim related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of such products.

Risks Related to Reliance on Third Parties

●	We rely, and will rely in the future, on third-party contract research organizations and contract manufacturers for the conduct of our preclinical and clinical studies and trials, for the completion of commercial and pre-commercial manufacturing and, eventually, for commercialization. If such third parties fail to perform contractual obligations, meet deadlines, comply with applicable regulations, or if our relationships with such third parties are disrupted, our product candidates may be delayed, and our revenue potential may be limited.
●	We rely on clinical data and results obtained by third parties, which may prove inaccurate or unreliable.

Risks Relating to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.
●	We may be subject to anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to maintain sufficient patent protection for our technology and products, our competitors could develop and commercialize products similar or identical to ours, impairing our ability to successfully commercialize potential products.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ patents.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Relating to Our Control by Fortress Biotech, Inc. (“Fortress”)

●	Fortress controls a voting majority of our common stock and has the right to receive significant share grants annually, which will result in dilution of our other stockholders and could reduce the value of our common stock.
●	We have entered into certain agreements with Fortress and may have received better terms from unaffiliated third parties.

Risks Related to Conflicts of Interest

●	The Chairman of our Board of Directors is also the Executive Chairman, President, and Chief Executive Officer of TG Therapeutics, Inc. (“TGTX”). We have entered a collaboration agreement and a sublicense agreement with TGTX, and as a result, certain conflicts of interest may arise.
●	We share certain directors with Fortress, which could create conflicts of interest between us and Fortress.

Item 1. Financial Statements.

Checkpoint Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$65,124	$40,772
Prepaid expenses and other assets	844	1,804
Other receivables - related party	155	20
Total current assets	66,123	42,596
Total Assets	$66,123	$42,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$8,346	$6,367
Accounts payable and accrued expenses - related party	903	850
Total current liabilities	9,249	7,217
Total Liabilities	9,249	7,217

Commitments and Contingencies

Stockholders’ Equity
Common Stock ($0.0001 par value), 135,000,000 and 95,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively
Class A common shares, 7,000,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	1	1
Common shares, 75,741,873 and 62,420,439 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	8	6
Common stock issuable, 0 and 1,742,449 shares as of June 30, 2021 and December 31, 2020, respectively	—	4,617
Additional paid-in capital	215,706	173,947
Accumulated deficit	(158,841)	(143,192)
Total Stockholders’ Equity	56,874	35,379
Total Liabilities and Stockholders’ Equity	$66,123	$42,596

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenue - related party	$155	$42	$223	$1,014

Operating expenses:
Research and development	7,198	3,029	11,411	5,664
General and administrative	2,114	1,687	4,487	3,365
Total operating expenses	9,312	4,716	15,898	9,029
Loss from operations	(9,157)	(4,674)	(15,675)	(8,015)

Other income
Interest income	13	29	26	89
Total other income	13	29	26	89
Net Loss	$(9,144)	$(4,645)	$(15,649)	$(7,926)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(0.12)	$(0.09)	$(0.21)	$(0.15)

Basic and diluted weighted average number of common shares outstanding	75,492,853	51,802,451	72,912,456	51,338,963

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

For the Three Months Ended June 30, 2021

					Common	Additional		Total
	Class A Common Shares		Common Shares		Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at March 31, 2021	7,000,000	$1	72,163,822	$7	$—	$203,864	$(149,697)	$54,175
Issuance of common shares, net of offering costs - At-the-market offering	—	—	3,374,674	1	—	10,823	—	10,824
Issuance of common shares – Founders Agreement	—	—	84,365	—	—	253	—	253
Stock-based compensation expense	—	—	119,012	—	—	766	—	766
Net loss	—	—	—	—	—	—	(9,144)	(9,144)
Balances at June 30, 2021	7,000,000	$1	75,741,873	$8	$—	$215,706	$(158,841)	$56,874

For the Six Months Ended June 30, 2021

					Common	Additional		Total
	Class A Common Shares		Common Shares		Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2020	7,000,000	$1	62,420,439	$6	$4,617	$173,947	$(143,192)	$35,379
Issuance of common shares, net of offering costs - At-the-market offering	—	—	10,399,983	2	—	34,715	—	34,717
Issuance of common shares - Founders Agreement	—	—	2,002,439	—	(4,617)	5,504	—	887
Stock-based compensation expense	—	—	919,012	—	—	1,540	—	1,540
Net loss	—	—	—	—	—	—	(15,649)	(15,649)
Balances at June 30, 2021	7,000,000	$1	75,741,873	$8	$—	$215,706	$(158,841)	$56,874

For the Three Months Ended June 30, 2020

					Common	Additional		Total
	Class A Common Shares		Common Shares		Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at March 31, 2020	7,000,000	$1	48,038,506	$5	$2,510	$137,094	$(123,392)	$16,218
Issuance of common shares, net of offering costs - At-the-market offering	—	—	1,303,282	—	—	2,604	—	2,604
Issuance of common shares- Founders Agreement	—	—	1,491,876	—	(2,510)	2,576	—	66
Stock-based compensation expense	—	—	146,340	—	—	731	—	731
Net loss	—	—	—	—	—	—	(4,645)	(4,645)
Balances at June 30, 2020	7,000,000	$1	50,980,004	$5	$—	$143,005	$(128,037)	$14,974

For the Six Months Ended June 30, 2020

					Common	Additional		Total
	Class A Common Shares		Common Shares		Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2019	7,000,000	$1	47,004,764	$5	$2,510	$136,442	$(120,111)	$18,847
Issuance of common shares, net of offering costs - At-the-market offering	—	—	1,303,282	—	—	2,604	—	2,604
Issuance of common shares - Founders Agreement	—	—	1,491,876	—	(2,510)	2,576	—	66
Stock-based compensation expense	—	—	1,077,340	—	—	1,370	—	1,370
Exercise of warrants	—	—	102,742	—	—	13	—	13
Net loss	—	—	—	—	—	—	(7,926)	(7,926)
Balances at June 30, 2020	7,000,000	$1	50,980,004	$5	$—	$143,005	$(128,037)	$14,974

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the six months ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(15,649)	$(7,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,540	1,370
Issuance of common shares - Founders Agreement	887	66
Changes in operating assets and liabilities:
Prepaid expenses and other assets	960	144
Other receivables - related party	(135)	(16)
Accounts payable and accrued expenses	2,032	(339)
Net cash used in operating activities	(10,365)	(6,701)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock - At-the-market offering	35,614	2,666
Offering costs for the issuance of common stock - At-the-market offering	(897)	(62)
Offering costs for the issuance of common stock - Public offering	—	(69)
Proceeds from the exercise of warrants	—	13
Net cash provided by financing activities	34,717	2,548

Net increase (decrease) in cash and cash equivalents	24,352	(4,153)
Cash and cash equivalents at beginning of period	40,772	26,077
Cash and cash equivalents at end of period	$65,124	$21,924

Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$4,617	$2,510

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2021, the Company had an accumulated deficit of $158.8 million.

During the six months ended June 30, 2021, the Company sold a total of 10,399,983 shares of common stock under an At-the-Market Issuance Sales Agreement (“ATM”), at an average selling price of $3.42 per share, resulting in aggregate total gross proceeds of approximately $35.6 million and net proceeds of approximately $34.7 million after deducting approximately $0.9 million in commissions and other transaction costs.

The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, which may include financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at June 30, 2021 will be sufficient to fund its anticipated operating cash requirements for at least one year from the filing date of this Quarterly Report on Form 10-Q.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They may not include all of the information and notes required by GAAP for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2020, which were included in the Company’s Form 10-K, and filed with the SEC on March 12, 2021. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

Revenue from Contracts with Customers

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers.” The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer.
●	Step 2: Identify the performance obligations in the contract.
●	Step 3: Determine the transaction price.
●	Step 4: Allocate the transaction price to the performance obligations in the contract.
●	Step 5: Recognize revenue when the company satisfies a performance obligation.

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

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A common stock pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The following table summarizes potentially dilutive securities outstanding at June 30, 2021 and 2020 that were excluded from the computation of diluted net loss per share, as they would be anti-dilutive:

	June 30,
	2021	2020
Warrants (Note 6)	13,191	4,104,705
Stock options (Note 6)	270,000	200,000
Unvested restricted stock (Note 6)	4,277,201	4,089,198
Total	4,560,392	8,393,903

Coronavirus Aid, Relief and Economic Security Act (“CARES Act”)

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods and modifications to the net interest deduction limitations. The CARES Act did not have a material impact on the Company’s income tax provision. The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

On December 27, 2020, the President of the United States signed the Consolidated Appropriations Act, 2021 (“Consolidated Appropriations Act”) into law. The Consolidated Appropriations Act is intended to enhance and expand certain provisions of the CARES Act, allows for the deductions of expenses related to the Payroll Protection Program funds received by companies, and provides an update to meals and entertainment expensing for 2021. The Consolidated Appropriations Act did not have a material impact to the Company’s income tax provision for 2020. The Company will continue to evaluate the impact of the Consolidated Appropriations Act on its financial position, results of operations and cash flows.

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

In connection with the license agreement with Dana-Farber, the Company entered into a collaboration agreement with TGTX, which was amended and restated in June 2019, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retains the right to develop and commercialize these antibodies in solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the original collaboration agreement, TGTX paid the Company $0.5 million, representing an upfront licensing fee. Upon the signing of the amended and restated collaboration agreement in June 2019, TGTX paid the Company an additional $1.0 million upfront licensing fee. The Company is eligible to receive substantive potential milestone payments for the anti-PD-L1 program of up to an aggregate of approximately $27.6 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $8.4 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $19.2 million upon regulatory filings and first commercial sales in specified territories. The Company is also eligible to receive substantive potential milestone payments for the anti-GITR antibody program of up to an aggregate of approximately $21.5 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, the Company is eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales for both programs, in addition to royalty payments based on a tiered low double-digit percentage of net sales. The Company also receives an annual license maintenance fee, which is creditable against future milestone payments or royalties. TGTX also pays the Company for its out-of-pocket costs of material used by TGTX for their development activities. For the three months ended June 30, 2021 and 2020, the Company recognized approximately $100,000 and $14,000, respectively , in revenue related to the collaboration agreement in the Condensed Statements of Operations. For the six months ended June 30, 2021 and 2020, the Company recognized approximately $145,000 and $968,000, respectively, in revenue related to the collaboration agreement in the Condensed Statements of Operations. The revenue for the six months ended June 30, 2020 included a milestone of $925,000 upon the 12th patient dosed in a phase 1 clinical trial for the anti-PD-L1 antibody cosibelimab during March 2020.

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

In connection with the license agreement with Jubilant, the Company entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retains the right to develop and commercialize these compounds in the field of solid tumors. Under the terms of the sublicense agreement, TGTX paid the Company $1.0 million, representing an upfront licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.2 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, the Company is eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays the Company 50% of IND enabling costs and patent expenses. For the three months ended June 30, 2021 and 2020, the Company recognized approximately $55,000 and $28,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations. For the six months ended June 30, 2021 and 2020, the Company recognized approximately $78,000 and $46,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations.

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

The milestone payments are based on successful achievement of clinical development, regulatory, and sales milestones. Because these payments are contingent on the occurrence of a future event, they represent variable consideration and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The sales-based royalty payments are recognized as revenue when the subsequent sales occur. The Company also receives variable consideration for certain research and development, out-of-pocket material costs, and patent maintenance related activities. These amounts are dependent upon the Company’s actual expenditures under the collaborations and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. As this revenue relates to an already satisfied performance obligation, it is recognized approximately when the amounts become due. For the six months ended June 30, 2021, the Company did not receive any milestone or royalty payments.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of the Company’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of its Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year.The MSA shall be automatically extended for additional five-year periods unless Fortress or the Company provides notice to the other party of its desire not to automatically extend the term. For the three months ended June 30, 2021 and 2020, the Company recognized $125,000 in expense on its Condensed Statements of Operations related to the MSA. For the six months ended June 30, 2021 and 2020, the Company recognized $250,000 in expense on its Condensed Statements of Operations related to the MSA.

Caribe BioAdvisors, LLC

In December 2016, the Company entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For the three months ended June 30, 2021 and 2020, the Company recognized approximately $28,000 in expense in its Condensed Statements of Operations related to the advisory agreement, including approximately $13,000 in expense related to annual equity incentive grants. For the six months ended June 30, 2021 and 2020, the Company recognized approximately $55,000 and $56,000, respectively, in expense in its Condensed Statements of Operations related to the advisory agreement, including approximately $25,000 and $26,000, respectively, in expense related to annual equity incentive grants.

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

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of June 30, 2021, and December 31, 2020, there was no litigation against the Company.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Stockholders’ Equity

Common Stock

At the Company’s 2021 Annual Meeting of Stockholders held on June 9, 2021, its stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock available to issue by 40,000,000 to 135,000,000 with a par value of $0.0001 per share, of which 7,000,000 shares are designated as “Class A common stock.” The amendment was filed with the Secretary of State of the State of Delaware on June 10, 2021.

As of June 30, 2021 and December 31, 2020, there were 7,000,000 shares of Class A common stock issued and outstanding to Fortress. Dividends are to be distributed pro-rata to the Class A and common stockholders. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stockholders are entitled to a number of votes per share equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

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

During the six months ended June 30, 2021, the Company sold a total of 10,399,983 shares of common stock under an ATM, at an average selling price of $3.42 per share, resulting in aggregate total gross proceeds of approximately $35.6 million and net proceeds of approximately $34.7 million after deducting approximately $0.9 million in commissions and other transaction costs.

Pursuant to the Founders Agreement, the Company issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the offering noted above. Accordingly, the Company issued 259,990 shares of common stock to Fortress and recorded expense of approximately $887,000 related to these stock grants, which is included in general and administrative expenses in the Company’s Condensed Statements of Operations for the six months ended June 30, 2021.

Pursuant to the Founders Agreement, the Company issued 1,742,449 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully diluted outstanding equity of Checkpoint on January 1, 2021 (see Notes 2 and 4).

As of June 30, 2021, approximately $60.3 million of securities remain available for sale under the S-3. The Company may offer the securities under the S-3 from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders.

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

As of June 30, 2021, 3,319,453 shares are available for issuance under the 2015 Incentive Plan.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activity for the six months ended June 30, 2021:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested at December 31, 2020	3,869,896	$3.61
Granted	919,012	2.70
Vested	(511,707)	3.81
Non-vested at June 30, 2021	4,277,201	$3.39

As of June 30, 2021, there was $3.8 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.9 years. This amount does not include, as of June 30, 2021, 333,334 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Stock Options

The following table summarizes stock option award activity for the six months ended June 30, 2021:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Stock Options	Exercise Price	(in years)
Outstanding as of December 31, 2020	220,000	$3.20	8.04
Granted	50,000	2.85
Outstanding as of June 30, 2021	270,000	$3.14	7.94
Vested and exercisable as of June 30, 2021	50,000	$2.56	7.94

Upon the exercise of stock options, the Company will issue new shares of its common stock.

The Company used the Black-Scholes option pricing model for determining the estimated fair value of stock-based compensation related to stock options. The table below summarizes the assumptions used:

	For the Six Months Ended June 30,
	2021	2020
Risk-free interest rate	1.04% - 1.50%	1.02%
Expected dividend yield	—	—
Expected term in years	10.0	10.0
Expected volatility	100.65% - 102.71%	101.27%

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Warrants

A summary of warrant activities for the six months ended June 30, 2021 is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Warrants	Exercise Price	(in years)
Outstanding as of December 31, 2020	57,515	$5.39	1.22
Expired	(44,324)	7.00
Outstanding as of June 30, 2021	13,191	$0.00	4.33

Upon the exercise of warrants, the Company will issue new shares of its common stock.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2021 and 2020 ($ in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Research and development	$158	$161	$319	$305
General and administrative	608	570	1,221	1,065
Total stock-based compensation expense	$766	$731	$1,540	$1,370

Note 7 - Accounts Payable and Accrued Expenses

At June 30, 2021 and December 31, 2020, accounts payable and accrued expenses consisted of the following ($ in thousands):

	June 30,	December 31,
	2021	2020
Accounts payable	$5,081	$3,438
Accrued compensation	289	535
Research and development	2,775	2,009
Other	201	385
Total accounts payable and accrued expenses	$8,346	$6,367

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

Overview

We are a clinical-stage immunotherapy and targeted oncology company focused on the acquisition, development and commercialization of novel treatments for patients with solid tumor cancers. We are evaluating our lead antibody product candidate, cosibelimab, an anti-programmed death-ligand 1 (“PD-L1”) antibody licensed from the Dana-Farber Cancer Institute (“Dana-Farber”), in an ongoing global, open-label, multicohort Phase 1 clinical trial in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including ongoing cohorts in locally advanced and metastatic cutaneous squamous cell carcinoma (“CSCC”) intended to support one or more applications for marketing approval. In addition, we are evaluating our lead small-molecule, targeted anti-cancer agent, olafertinib (formerly CK-101), a third-generation epidermal growth factor receptor (“EGFR”) inhibitor, as a potential new treatment for patients with EGFR mutation-positive non-small cell lung cancer (“NSCLC”).

We have also entered into various collaboration agreements with TG Therapeutics, Inc. (“TGTX”), a related party, to develop and commercialize certain assets in connection with our licenses in the field of hematological malignancies, while we retain the right to develop and commercialize these assets in solid tumors.

In September 2020 and November 2020, we announced updated interim results from our ongoing Phase 1 clinical trial of cosibelimab. The data were presented in poster presentations at the ESMO Virtual Congress 2020 and the Society for Immunotherapy of Cancer 35th Anniversary Annual Meeting. In May 2021, we announced the completion of enrollment for the metastatic CSCC every two-week dosing cohort. We continue to enroll locally advanced CSCC patients in an every two-week dosing cohort and metastatic CSCC patients in an every three-week dosing to support one or more BLA submissions to the FDA for cosibelimab based on this ongoing clinical trial. The primary endpoint for each cohort is objective response rate, and secondary endpoints include duration of response, progression-free survival, and overall survival.

In November 2020, updated results from the previously untreated high PD-L1 expressing patients with advanced NSCLC cohort of the Phase 1 clinical trial of cosibelimab were presented at the Society for Immunotherapy of Cancer 35th Anniversary Annual Meeting.

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2021, we have an accumulated deficit of $158.8 million.

We are a majority-controlled subsidiary of Fortress.

Checkpoint Therapeutics, Inc. was incorporated in Delaware on November 10, 2014 and commenced principal operations in March 2015. Our executive offices are located at 95 Sawyer Road, Suite 110, Waltham, MA 02453. Our telephone number is (781) 652-4500 and our email address is ir@checkpointtx.com.

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

Our significant accounting policies are described in more detail in Note 2 – Significant Accounting Policies in the notes to the Company’s unaudited condensed financial statements contained in this Quarterly Report on Form 10-Q, and specifically Note 2 – Significant Accounting Policies – Stock Based Compensation Expense for a description of our estimates for calculating the fair value of stock option grants.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

Revenue

For the three months ended June 30, 2021, revenue was approximately $155,000 compared to approximately $42,000 for the three months ended June 30, 2020, an increase of $113,000. The change was due to increased patent fees related to our collaborations with TGTX in the current period.

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

For the three months ended June 30, 2021, research and development expenses were approximately $7.2 million, compared to $3.0 million for the three months ended June 30, 2020, an increase of $4.2 million. The current period research and development expenses primarily consisted of $3.2 million related to clinical costs for our product candidates, $3.0 million related to manufacturing costs and $0.2 million related to stock compensation expense. The prior period research and development expenses primarily consisted of $2.2 million related to clinical costs for our product candidates, $0.3 million related to manufacturing costs of our product candidates, and $0.2 million related to stock compensation expense.

We anticipate our research and development expenses to increase for the remainder of 2021.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities, and facilities-related expenses.

For the three months ended June 30, 2021, general and administrative expenses were approximately $2.1 million, compared to $1.7 million for the three months ended June 30, 2020, an increase of $0.4 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $0.6 million, $0.3 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock, $0.3 million for salary expense, $0.3 million related to legal and accounting fees and $0.1 million related to investor relation fees. The prior period general and administrative expenses primarily consisted of stock compensation expense of $0.6 million, $0.3 million related to salary expenses, $0.3 million related to legal and accounting fees, $0.2 million related to investor relation fees and $0.1 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock.

We anticipate our general and administrative expenses will remain relatively consistent for the remainder of 2021.

Comparison of the Six Months Ended June 30, 2021 and 2020

Revenue

For the six months ended June 30, 2021, revenue was approximately $0.2 million compared to approximately $1.0 million for the six months ended June 30, 2020, a decrease of $0.8 million. The current period revenue consisted of patent and license maintenance fees related to our collaborations with TGTX. The prior period revenue primarily consisted of $1.0 million from TGTX related to the collaboration agreement, including a milestone of $925,000 upon the 12th patient dosed in a phase 1 clinical trial for cosibelimab during March 2020.

Research and Development Expenses

For the six months ended June 30, 2021, research and development expenses were approximately $11.4 million, compared to $5.7 million for the six months ended June 30, 2020, an increase of $5.7 million. The current period research and development expenses primarily consisted of $5.6 million related to clinical costs for our product candidates, $4.0 million related to manufacturing costs and $0.3 million related to stock compensation expense. The prior period research and development expenses primarily consisted of $3.9 million related to clinical costs for our product candidates, $0.8 million related to the manufacturing costs of our product candidates, and $0.3 million related to stock compensation expense.

General and Administrative Expenses

For the six months ended June 30, 2021, general and administrative expenses were approximately $4.5 million, compared to $3.4 million for the six months ended June 30, 2020, an increase of $1.1 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $1.2 million, $0.9 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock, $0.7 million for salary expense, $0.6 million related to legal and accounting fees and $0.2 million related to investor relation fees. The prior period general and administrative expenses primarily consisted of stock compensation expense of $1.1 million, $0.6 million related to salary expenses, $0.5 million related to legal and accounting fees, $0.4 million related to investor relation fees and $0.1 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2021, we had an accumulated deficit of $158.8 million.

Our major sources of cash have been proceeds from the sale of equity securities. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalent balances at June 30, 2021 are sufficient to fund our anticipated operating cash requirements for at least one year from the filing date of this Quarterly Report on Form 10-Q.

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

Cash Flows for the Six Months Ended June 30, 2021 and 2020

Operating Activities

Net cash used in operating activities was approximately $10.4 million for the six months ended June 30, 2021, compared to approximately $6.7 million for the six months ended June 30, 2020. The increase in net cash used in operating activities was primarily related to an increase in clinical and manufacturing costs related to cosibelimab in the current period.

Investing Activities

There were no investing activities for the six months ended June 30, 2021 and 2020.

Financing Activities

Net cash provided by financing activities was $34.7 million for the six months ended June 30, 2021. Cash provided by financing activities related to net proceeds of $34.7 million from the issuance of common stock as part of our At-the-Market Issuance Sales Agreement offerings. Net cash provided by financing activities for the six months ended June 30, 2020 primarily related to net proceeds of $2.6 million from the issuance of common stock as part of our At-the-Market Issuance Sales Agreement offerings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

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

With respect to the quarter ended June 30, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014 and have an accumulated deficit of $158.8 million as of June 30, 2021. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

●	one or more of our product candidates are approved for commercial sale, due to our need to establish the necessary commercial infrastructure to launch this product candidate without substantial delays, including manufacturing to build pre-commercial inventory, hiring sales and marketing personnel and contracting with third parties for warehousing, distribution, cash collection and related commercial activities;
●	we are required by the FDA or foreign regulatory authorities, to perform studies in addition to those currently expected;
●	we initiate one or more clinical trials to pursue additional indications for our product candidates;
●	there are any delays in completing our clinical trials or the development of any of our product candidates;
●	we execute other collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;
●	there are variations in the level of expenses related to our current and future development programs;
●	there are any product liability or intellectual property infringement lawsuits in which we may become involved;
●	there are any regulatory developments affecting product candidates of our competitors; and
●	one or more of our product candidates receives regulatory approval.

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

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

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

We intend to use data from our ongoing Phase 1 clinical trial of cosibelimab, conducted outside the United States, in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including CSCC, to support one or more U.S. BLAs and comparable applications for marketing approval outside the U.S. In January 2020, we announced that we had discussed with the FDA this strategy in CSCC. Similarly, we intend to use data from our licensor’s ongoing Phase 3 clinical trial of olafertinib (formerly CK-101), conducted only in China, in patients with EGFR mutation-positive NSCLC, to support a U.S. NDA and comparable applications for marketing approval outside the U.S. We believe, based on published FDA guidance documents, public statements of companies with comparable product candidates, public statements by the director of the FDA’s Oncology Center of Excellence, and recent interactions with the FDA, that exclusively foreign clinical data from a single study may be acceptable to support marketing approval(s) under FDA regulations. If we prove to be incorrect, running additional studies in the U.S. will require substantial time, effort and financial resources.

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

Risks Inherent in Drug Development and Commercialization

Because results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance may not have favorable results in later clinical trials or receive regulatory approval. Moreover, interim, “top-line,” and preliminary data from our clinical trials that we announce or publish may change, or the perceived product profile may be negatively impacted, as more patient data or additional endpoints (including efficacy and safety) are analyzed.

Pharmaceutical development has inherent risks. The outcome of preclinical development testing and early clinical trials may not be predictive of the outcome of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Once a product candidate has displayed sufficient preclinical data to warrant clinical investigation, we will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are effective with a favorable benefit-risk profile for use in populations for their target indications before we can seek regulatory approvals for their commercial sale. Many drug candidates fail in the early stages of clinical development for safety and tolerability issues or for insufficient clinical activity, despite promising preclinical results. Accordingly, no assurance can be made that a safe and efficacious dose can be found for these compounds or that they will ever enter into advanced clinical trials alone or in combination with other product candidates. Moreover, success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Companies frequently experience significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. There is an extremely high rate of failure of pharmaceutical candidates proceeding through clinical trials.

Individually reported outcomes of patients treated in clinical trials may not be representative of the entire population of treated patients in such studies. In addition, registration or larger scale Phase 3 studies, which are often conducted internationally, are inherently subject to increased operational risks compared to earlier stage studies, including the risk that the results could vary on a region to region or country to country basis, which could materially adversely affect the outcome of the study or the opinion of the validity of the study results by applicable regulatory agencies.

From time to time, we may publicly disclose top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of such data, and we may not have received or had the opportunity to fully and carefully evaluate all data from the particular study or trial, including all endpoints and safety data. As a result, top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline, interim, or preliminary data we previously published. When providing top-line results, we may disclose the primary endpoint of a study before all secondary endpoints have been fully analyzed. A positive primary endpoint does not translate to all, or any, secondary endpoints being met. As a result, top-line and preliminary data should be viewed with caution until the final data are available, including data from the full safety analysis and the final analysis of all endpoints.

Further, from time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, many of the results reported in our early clinical trials rely on local investigator-assessed efficacy outcomes which may be subject to greater variability or subjectivity than results assessed in a blinded, independent, centrally reviewed manner, often required of final or later phase, adequate and well-controlled registration-directed clinical trials. If the results from our registration-directed trials are different from the results found in the earlier studies, we may need to terminate or revise our clinical development plan, which could extend the time for conducting our development program and could have a material adverse effect on our business. Also, time-to-event based endpoints such as duration of response and progression-free survival have the potential to change, sometimes drastically, with longer follow-up. In addition, as patients continue on therapy, there can be no assurance given that the final safety data from studies, once fully analyzed, will be consistent with prior safety data presented, will be differentiated from other similar agents in the same class, will support continued development, or will be favorable enough to support regulatory approvals for the indications studied. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. The information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and regulators or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line or preliminary data that we report differ from final results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, or successfully commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing and for the future commercialization of our approved products, if any. Reliance on third parties increases the risk that we will not have sufficient quantities of our products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

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

3.1

Certificate of Amendment to the Amended and Restated Certificate of Incorporate of Checkpoint Therapeutics, Inc., filed as Exhibit 3.1 to the Form 8-K filed on June 11, 2021 and incorporated herein by reference.

31.1

Certification of Principal Executive Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2021.

31.2

Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2021.

32.1	Certification of Principal Executive Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2021.

32.2	Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2021.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

# Management Compensation Arrangement.

*Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Checkpoint Therapeutics, Inc.
(Registrant)

Date: August 6, 2021	By:	/s/ James F. Oliviero
James F. Oliviero
President and Chief Executive Officer
(Principal Executive Officer)