Form 10-Q
period 2021-09-30
Checkpoint Therapeutics, Inc.
filed 2021-11-04
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES     ☐    NO     ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 2, 2021
Class A Common Stock, $0.0001 par value	7,000,000
Common Stock, $0.0001 par value	76,773,146

CHECKPOINT THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended September 30, 2021

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

Item 1. Financial Statements.

Checkpoint Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$60,203	$40,772
Prepaid expenses and other assets	737	1,804
Other receivables - related party	29	20
Total current assets	60,969	42,596
Total Assets	$60,969	$42,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$12,064	$6,367
Accounts payable and accrued expenses - related party	936	850
Total current liabilities	13,000	7,217
Total Liabilities	13,000	7,217

Commitments and Contingencies

Stockholders’ Equity
Common Stock ($0.0001 par value), 135,000,000 and 95,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively
Class A common shares, 7,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	1	1
Common shares, 76,214,398 and 62,420,439 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	8	6
Common stock issuable, 0 and 1,742,449 shares as of September 30, 2021 and December 31, 2020, respectively	—	4,617
Additional paid-in capital	218,066	173,947
Accumulated deficit	(170,106)	(143,192)
Total Stockholders’ Equity	47,969	35,379
Total Liabilities and Stockholders’ Equity	$60,969	$42,596

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenue - related party	$29	$28	$252	$1,042

Operating expenses:
Research and development	9,384	2,543	20,795	8,207
General and administrative	1,923	2,429	6,410	5,794
Total operating expenses	11,307	4,972	27,205	14,001
Loss from operations	(11,278)	(4,944)	(26,953)	(12,959)

Other income
Interest income	13	14	39	103
Total other income	13	14	39	103
Net Loss	$(11,265)	$(4,930)	$(26,914)	$(12,856)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(0.14)	$(0.09)	$(0.36)	$(0.24)

Basic and diluted weighted average number of common shares outstanding	78,530,952	56,405,734	74,805,868	53,040,215

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

For the Three Months Ended September 30, 2021

					Common	Additional		Total
	Class A Common Shares		Common Shares		Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at June 30, 2021	7,000,000	$1	75,741,873	$8	$—	$215,706	$(158,841)	$56,874
Issuance of common shares, net of offering costs - At-the-market offering	—	—	461,000	—	—	1,542	—	1,542
Issuance of common shares - Founders Agreement	—	—	11,525	—	—	39	—	39
Stock-based compensation expense	—	—	—	—	—	779	—	779
Net loss	—	—	—	—	—	—	(11,265)	(11,265)
Balances at September 30, 2021	7,000,000	$1	76,214,398	$8	$—	$218,066	$(170,106)	$47,969

For the Nine Months Ended September 30, 2021

					Common	Additional		Total
	Class A Common Shares		Common Shares		Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2020	7,000,000	$1	62,420,439	$6	$4,617	$173,947	$(143,192)	$35,379
Issuance of common shares, net of offering costs - At-the-market offering	—	—	10,860,983	2	—	36,257	—	36,259
Issuance of common shares - Founders Agreement	—	—	2,013,964	—	(4,617)	5,543	—	926
Stock-based compensation expense	—	—	919,012	—	—	2,319	—	2,319
Net loss	—	—	—	—	—	—	(26,914)	(26,914)
Balances at September 30, 2021	7,000,000	$1	76,214,398	$8	$—	$218,066	$(170,106)	$47,969

For the Three Months Ended September 30, 2020

					Common	Additional		Total
	Class A Common Shares		Common Shares		Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at June 30, 2020	7,000,000	$1	50,980,004	$5	$—	$143,005	$(128,037)	$14,974
Issuance of common shares, net of offering costs - At-the-market offering	—	—	2,311,062	—	—	5,813	—	5,813
Issuance of common shares, net of offering costs - Public offering	—	—	7,321,429	1	—	18,911	—	18,912
Issuance of common shares- Founders Agreement	—	—	240,808	—	—	731	—	731
Stock-based compensation expense	—	—	30,000	—	—	725	—	725
Net loss	—	—	—	—	—	—	(4,930)	(4,930)
Balances at September 30, 2020	7,000,000	$1	60,883,303	$6	$—	$169,185	$(132,967)	$36,225

For the Nine Months Ended September 30, 2020

					Common	Additional		Total
	Class A Common Shares		Common Shares		Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2019	7,000,000	$1	47,004,764	$5	$2,510	$136,442	$(120,111)	$18,847
Issuance of common shares, net of offering costs - At-the-market offering	—	—	3,614,344	—	—	8,417	—	8,417
Issuance of common shares, net of offering costs - Public offering	—	—	7,321,429	1	—	18,911	—	18,912
Issuance of common shares - Founders Agreement	—	—	1,732,684	—	(2,510)	3,307	—	797
Stock-based compensation expense	—	—	1,107,340	—	—	2,095	—	2,095
Exercise of warrants	—	—	102,742	—	—	13	—	13
Net loss	—	—	—	—	—	—	(12,856)	(12,856)
Balances at September 30, 2020	7,000,000	$1	60,883,303	$6	$—	$169,185	$(132,967)	$36,225

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the nine months ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(26,914)	$(12,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,319	2,095
Issuance of common shares - Founders Agreement	926	797
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,067	275
Other receivables - related party	(9)	(2)
Accounts payable and accrued expenses	5,783	(1,926)
Net cash used in operating activities	(16,828)	(11,617)

Cash Flows from Financing Activities:
Issuance of common shares - Public offering	—	20,500
Offering costs for the issuance of common stock - Public offering	—	(1,361)
Proceeds from issuance of common stock - At-the-market offering	37,187	8,684
Offering costs for the issuance of common stock - At-the-market offering	(928)	(267)
Proceeds from the exercise of warrants	—	13
Net cash provided by financing activities	36,259	27,569

Net increase in cash and cash equivalents	19,431	15,952
Cash and cash equivalents at beginning of period	40,772	26,077
Cash and cash equivalents at end of period	$60,203	$42,029

Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$4,617	$2,510
Issuance of common shares - Public offering (offering costs incurred but not paid)	$—	296

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2021, the Company had an accumulated deficit of $170.1 million.

During the nine months ended September 30, 2021, the Company sold a total of 10,860,983 shares of common stock under an At-the-Market Issuance Sales Agreement (“ATM”), at an average selling price of $3.42 per share, resulting in aggregate total gross proceeds of approximately $37.2 million and net proceeds of approximately $36.3 million after deducting approximately $0.9 million in commissions and other transaction costs.

The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, which may include financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at September 30, 2021 will be sufficient to fund its anticipated operating cash requirements for at least one year from the filing date of this Quarterly Report on Form 10-Q.

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

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. For tax positions that are more likely than not to be sustained upon audit, the Company recognizes the largest amount with a greater than 50% likelihood of being realized. The Company does not recognize any portion of the benefit for tax positions that are not more likely than not to be sustained upon audit. As of September 30, 2021 and December 31, 2020, the Company determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset.

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A common stock pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The following table summarizes potentially dilutive securities outstanding at September 30, 2021 and 2020 that were excluded from the computation of diluted net loss per share, as they would be anti-dilutive:

	September 30,
	2021	2020
Warrants (Note 6)	13,191	3,224,455
Stock options (Note 6)	270,000	220,000
Unvested restricted stock (Note 6)	4,240,868	4,013,199
Total	4,524,059	7,457,654

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

On December 27, 2020, the President of the United States signed the Consolidated Appropriations Act, 2021 (“Consolidated Appropriations Act”) into law. The Consolidated Appropriations Act is intended to enhance and expand certain provisions of the CARES Act, allows for the deductions of expenses related to the Payroll Protection Program funds received by companies, and provides an update to meals and entertainment expensing for 2021. The Consolidated Appropriations Act did not have a material impact to the Company’s income tax provision for 2020 and the Company does not believe it will have a material impact on its income tax provision for 2021. The Company will continue to evaluate the impact of the Consolidated Appropriations Act on its financial position, results of operations and cash flows.

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

In connection with the license agreement with Dana-Farber, the Company entered into a collaboration agreement with TGTX, which was amended and restated in June 2019, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retains the right to develop and commercialize these antibodies in solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the original collaboration agreement, TGTX paid the Company $0.5 million, representing an upfront licensing fee. Upon the signing of the amended and restated collaboration agreement in June 2019, TGTX paid the Company an additional $1.0 million upfront licensing fee. The Company is eligible to receive substantive potential milestone payments for the anti-PD-L1 program of up to an aggregate of approximately $27.6 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $8.4 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $19.2 million upon regulatory filings and first commercial sales in specified territories. The Company is also eligible to receive substantive potential milestone payments for the anti-GITR antibody program of up to an aggregate of approximately $21.5 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, the Company is eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales for both programs, in addition to royalty payments based on a tiered low double-digit percentage of net sales. The Company also receives an annual license maintenance fee, which is creditable against future milestone payments or royalties. TGTX also pays the Company for its out-of-pocket costs of material used by TGTX for their development activities. For the three months ended September 30, 2021 and 2020, the Company recognized approximately $1,000 and $7,000, respectively, in revenue related to the collaboration agreement in the Condensed Statements of Operations. For the nine months ended September 30, 2021 and 2020, the Company recognized approximately $146,000 and $1.0 million, respectively, in revenue related to the collaboration agreement in the Condensed Statements of Operations. The revenue for the nine months ended September 30, 2020 included a milestone payment of $925,000 upon the 12th patient dosed in a phase 1 clinical trial for the anti-PD-L1 antibody cosibelimab during March 2020.

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

In connection with the license agreement with Jubilant, the Company entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retains the right to develop and commercialize these compounds in the field of solid tumors. Under the terms of the sublicense agreement, TGTX paid the Company $1.0 million, representing an upfront licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.2 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, the Company is eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays the Company 50% of IND enabling costs and patent expenses. For the three months ended September 30, 2021 and 2020, the Company recognized approximately $28,000 and $21,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations. For the nine months ended September 30, 2021 and 2020, the Company recognized approximately $106,000 and $67,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations.

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

The milestone payments are based on successful achievement of clinical development, regulatory, and sales milestones. Because these payments are contingent on the occurrence of a future event, they represent variable consideration and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The sales-based royalty payments are recognized as revenue when the subsequent sales occur. The Company also receives variable consideration for certain research and development, out-of-pocket material costs, and patent maintenance related activities. These amounts are dependent upon the Company’s actual expenditures under the collaborations and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. As this revenue relates to an already satisfied performance obligation, it is recognized approximately when the amounts become due. For the nine months ended September 30, 2021, the Company did not receive any milestone or royalty payments.

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

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of the Company’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of its Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. The MSA shall be automatically extended for additional five-year periods unless Fortress or the Company provides notice to the other party of its desire not to automatically extend the term. For the three months ended September 30, 2021 and 2020, the Company

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

recognized $125,000 in expense on its Condensed Statements of Operations related to the MSA. For the nine months ended September 30, 2021 and 2020, the Company recognized $375,000 in expense on its Condensed Statements of Operations related to the MSA.

Caribe BioAdvisors, LLC

In December 2016, the Company entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For the three months ended September 30, 2021 and 2020, the Company recognized approximately $28,000 in expense in its Condensed Statements of Operations related to the advisory agreement, including approximately $13,000 in expense related to annual equity incentive grants. For the nine months ended September 30, 2021 and 2020, the Company recognized approximately $83,000 and $84,000, respectively, in expense in its Condensed Statements of Operations related to the advisory agreement, including approximately  $37,000 and $39,000, respectively, in expense related to annual equity incentive grants.

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

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of September 30, 2021, and December 31, 2020, there was no litigation against the Company.

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

As of September 30, 2021 and December 31, 2020, there were 7,000,000 shares of Class A common stock issued and outstanding to Fortress. Dividends are to be distributed pro-rata to the Class A and common stockholders. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stockholders are entitled to a number of votes per share equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

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

During the nine months ended September 30, 2021, the Company sold a total of 10,860,983 shares of common stock under an ATM, at an average selling price of $3.42 per share, resulting in aggregate total gross proceeds of approximately $37.2 million and net proceeds of approximately $36.3 million after deducting approximately $0.9 million in commissions and other transaction costs.

Pursuant to the Founders Agreement, the Company issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the offering noted above. Accordingly, the Company issued 271,515 shares of common stock to Fortress and recorded expense of approximately $926,000 related to these stock grants, which is included in general and administrative expenses in the Company’s Condensed Statements of Operations for the nine months ended September 30, 2021.

Pursuant to the Founders Agreement, the Company issued 1,742,449 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully diluted outstanding equity of Checkpoint on January 1, 2021 (see Notes 2 and 4).

As of September 30, 2021, approximately $58.7 million of securities remain available for sale under the S-3. The Company may offer the securities under the S-3 from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders.

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

As of September 30, 2021, 3,319,453 shares are available for issuance under the 2015 Incentive Plan.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activity for the nine months ended September 30, 2021:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested at December 31, 2020	3,869,896	$3.61
Granted	919,012	2.70
Vested	(548,040)	4.17
Non-vested at September 30, 2021	4,240,868	$3.34

As of September 30, 2021, there was $3.1 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.8 years. This amount does not include, as of September 30, 2021, 333,334 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Stock Options

The following table summarizes stock option award activity for the nine months ended September 30, 2021:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Stock Options	Exercise Price	(in years)
Outstanding as of December 31, 2020	220,000	$3.20	8.04
Granted	50,000	2.85
Outstanding as of September 30, 2021	270,000	$3.14	7.69
Vested and exercisable as of September 30, 2021	50,000	$2.56	7.69

Upon the exercise of stock options, the Company will issue new shares of its common stock.

The Company used the Black-Scholes option pricing model for determining the estimated fair value of stock-based compensation related to stock options. The table below summarizes the assumptions used:

	For the Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	1.04% - 1.50%	0.65% - 1.02%
Expected dividend yield	—	—
Expected term in years	10.0	10.0
Expected volatility	100.65% - 102.71%	101.27% - 104.60%

Warrants

A summary of warrant activities for the nine months ended September 30, 2021 is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Warrants	Exercise Price	(in years)
Outstanding as of December 31, 2020	57,515	$5.39	1.22
Expired	(44,324)	7.00
Outstanding as of September 30, 2021	13,191	$0.00	4.08

Upon the exercise of warrants, the Company will issue new shares of its common stock.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020 ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Research and development	$161	$157	$480	$462
General and administrative	618	568	1,839	1,633
Total stock-based compensation expense	$779	$725	$2,319	$2,095

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 7 - Accounts Payable and Accrued Expenses

At September 30, 2021 and December 31, 2020, accounts payable and accrued expenses consisted of the following ($ in thousands):

	September 30,	December 31,
	2021	2020
Accounts payable	$7,812	$3,438
Accrued compensation	452	535
Research and development	3,518	2,009
Other	282	385
Total accounts payable and accrued expenses	$12,064	$6,367

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

In September 2020 and November 2020, we announced updated interim results from our ongoing Phase 1 clinical trial of cosibelimab. The data were presented in poster presentations at the ESMO Virtual Congress 2020 and the Society for Immunotherapy of Cancer 35th Anniversary Annual Meeting. In May 2021, we announced the completion of enrollment for the metastatic CSCC every two-week dosing cohort. We continue to enroll locally advanced CSCC patients in an every two-week dosing cohort and metastatic CSCC patients in an every three-week dosing to support one or more BLA submissions to the FDA for cosibelimab based on this ongoing clinical trial. The primary endpoint for each cohort is objective response rate according to central review, and secondary endpoints include duration of response, progression-free survival, and overall survival.

In November 2020, updated results from the previously untreated high PD-L1 expressing patients with advanced NSCLC cohort of the Phase 1 clinical trial of cosibelimab were presented at the Society for Immunotherapy of Cancer 35th Anniversary Annual Meeting.

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2021, we have an accumulated deficit of $170.1 million.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

Revenue

For the three months ended September 30, 2021, revenue was approximately $29,000 compared to approximately $28,000 for the three months ended September 30, 2020, an increase of $1,000. The current and prior period revenue consisted of patent fees related to our collaborations with TGTX.

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

For the three months ended September 30, 2021, research and development expenses were approximately $9.4 million, compared to $2.5 million for the three months ended September 30, 2020, an increase of $6.9 million. The current period research and development expenses primarily consisted of $3.9 million related to clinical costs for our product candidates, $4.6 million related to manufacturing costs as we continue our validation work for cosibelimab, $0.3 million related to salary expenses, and $0.2 million related to stock compensation expense. The prior period research and development expenses primarily consisted of $2.0 million related to clinical costs for our product candidates, $0.1 million related to manufacturing costs of our product candidates, and $0.2 million related to stock compensation expense.

We anticipate our research and development expenses to increase for the remainder of 2021.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities, marketing and facilities-related expenses.

For the three months ended September 30, 2021, general and administrative expenses were approximately $1.9 million, compared to $2.4 million for the three months ended September 30, 2020, a decrease of $0.5 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $0.6 million, $0.3 million related to salary expenses, $0.2 million related to legal and accounting fees and $0.1 million related to investor relation fees. The prior period general and administrative expenses primarily consisted of stock compensation expense of $0.6 million, $0.3 million related to salary expenses, $0.3 million related to legal and accounting fees, $0.1 million related to investor relation fees and $0.7 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock.

We anticipate our general and administrative expenses will remain relatively consistent for the remainder of 2021.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Revenue

For the nine months ended September 30, 2021, revenue was approximately $0.3 million compared to approximately $1.0 million for the nine months ended September 30, 2020, a decrease of $0.7 million. The current period revenue consisted of patent and license maintenance fees related to our collaborations with TGTX. The prior period revenue primarily consisted of $1.0 million from TGTX related to the collaboration agreement, including a milestone payment of $925,000 upon the 12th patient dosed in a phase 1 clinical trial for cosibelimab during March 2020.

Research and Development Expenses

For the nine months ended September 30, 2021, research and development expenses were approximately $20.8 million, compared to $8.2 million for the nine months ended September 30, 2020, an increase of $12.6 million. The current period research and development expenses primarily consisted of $9.4 million related to clinical costs for our product candidates, $8.7 million related to manufacturing costs as we continue our validation work for cosibelimab, $0.9 million related to salary expenses and $0.5 million related to stock compensation expense. The prior period research and development expenses primarily consisted of $6.0 million related to clinical costs for our product candidates, $0.9 million related to the manufacturing costs of our product candidates, and $0.5 million related to stock compensation expense.

General and Administrative Expenses

For the nine months ended September 30, 2021, general and administrative expenses were approximately $6.4 million, compared to $5.8 million for the nine months ended September 30, 2020, an increase of $0.6 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $1.8 million, $1.0 million related to salary expenses, $0.9 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock, $0.8 million related to legal and accounting fees and $0.3 million related to investor relation fees. The prior period general and administrative expenses primarily consisted of stock compensation expense of $1.6 million, $0.8 million related to salary expenses, $0.7 million related to legal and accounting fees, $0.5 million related to investor relation fees and $0.8 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2021, we had an accumulated deficit of $170.1 million.

Our major sources of cash have been proceeds from the sale of equity securities. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalent balances at September 30, 2021 are sufficient to fund our anticipated operating cash requirements for at least one year from the filing date of this Quarterly Report on Form 10-Q.

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

Cash Flows for the Nine Months Ended September 30, 2021 and 2020

Operating Activities

Net cash used in operating activities was approximately $16.8 million for the nine months ended September 30, 2021, compared to approximately $11.6 million for the nine months ended September 30, 2020. The increase in net cash used in operating activities was primarily related to an increase in clinical and manufacturing costs related to cosibelimab in the current period.

Investing Activities

There were no investing activities for the nine months ended September 30, 2021 and 2020.

Financing Activities

Net cash provided by financing activities was $36.3 million for the nine months ended September 30, 2021. Cash provided by financing activities was related to the net proceeds from the issuance of common stock as part of our At-the-Market Issuance Sales Agreement offerings. Net cash provided by financing activities for the nine months ended September 30, 2020 was $27.6 million, which primarily related to net proceeds of $19.1 million from the issuance of common stock as part of our underwritten public offering in September 2020 and net proceeds of $8.4 million from the issuance of common stock as part of our At-the-Market Issuance Sales Agreement offerings.

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

With respect to the quarter ended September 30, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014 and have an accumulated deficit of $170.1 million as of September 30, 2021. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

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

Risks Relating to Our Platform and Data

Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or third parties’ cybersecurity.

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of business, we collect, store, and transmit confidential information, including, but not limited to, information related to our intellectual property and proprietary business information, personal information, and other confidential information. It is critical that we maintain such confidential information in a manner that preserves its confidentiality and integrity. Furthermore, we have outsourced elements of our operations to third party vendors, who each have access to our confidential information, which increases our disclosure risk.

Although we have implemented internal security and business continuity measures and have developed an information technology infrastructure, our internal computer systems, as well as those of current and future third parties on which we rely, are vulnerable to damage from computer viruses and unauthorized access, and may fail. Our information technology and other internal infrastructure systems, including corporate firewalls, servers, data center facilities, lab equipment, and internet connection, face the risk of breakdown or other damage or interruption from service interruptions, system malfunctions, natural disasters, terrorism, war, and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), each of which could compromise our system infrastructure or lead to the loss, destruction, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our data or data that is processed or maintained on our behalf, or other assets.

In addition, the loss or corruption of, or other damage to, clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and could significantly increase our costs to recover or reproduce the data. Likewise, we will rely on third parties for the manufacture of our current or future drug candidates and to conduct clinical trials, and similar events relating to their systems and operations could also have a material adverse effect on our business and lead to regulatory agency actions. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased.

Sophisticated cyber attackers (including foreign adversaries engaged in industrial espionage) are skilled at adapting to existing security technology and developing new methods of gaining access to organizations’ sensitive business data, which could result in the loss of proprietary information, including trade secrets. We may be unable to anticipate all types of security threats and to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies.

Any security breach or other event leading to the loss or damage to, or unauthorized access, use, alteration, disclosure, or dissemination of, personal information, including personal information regarding clinical trial subjects, contractors, directors, or employees, our intellectual property, proprietary business information, or other confidential or proprietary information, could directly harm our reputation, enable competitors to compete with us more effectively, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, or otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information.

Each of the foregoing could result in significant legal and financial exposure and reputational damage that could adversely affect our business. Notifications and follow-up actions related to a security incident could impact our reputation or cause us to incur substantial costs, including legal and remediation costs, in connection with these measures and otherwise in connection with any actual or suspected security breach. Our efforts to detect and prevent security incidents and otherwise implement our internal security and business continuity measures, including those connected with any actual, potential, or anticipated attack, may cause us to incur significant cost, including those connected with the engagement of additional personnel (including third-party experts and consultants), employment protection technologies, and employee training.

The costs related to significant security breaches or disruptions could be material and our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in, or failure or security breach of, our systems or third-party systems where information important to our business operations or commercial development is stored or processed. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention. Furthermore, if the information technology systems of our third-party vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

The occurrence of such a cybersecurity breach could result in interruptions in our operations, material disruption of our development programs or our business operations, and may cause us financial, legal, business, or reputational harm.

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

31.1

Certification of Principal Executive Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2021.

31.2

Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2021.

32.1	Certification of Principal Executive Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2021.

32.2	Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2021.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

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

Checkpoint Therapeutics, Inc.
(Registrant)
Date: November 4, 2021	By:	/s/ James F. Oliviero
James F. Oliviero
President and Chief Executive Officer
(Principal Executive Officer)