Form 10-K
period 2021-12-31
Checkpoint Therapeutics, Inc.
filed 2022-03-28
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to                   .

Commission File Number 001-38128

CHECKPOINT THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-2568632
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

95 Sawyer Road, Suite 110
Waltham, Massachusetts 02453	02453
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 652-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per	CKPT	NASDAQ Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐     No  ☒

As of June 30, 2021, the last business day of the registrant’s mostly recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $184,715,964 based upon the closing sale price of our common stock of $2.95 on that date. Common stock held by each officer and director and by each person known to own in excess of 5% of outstanding shares of our common stock has been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status in not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of March 23, 2022
Class A Common Stock, $0.0001 par value	7,000,000
Common Stock, $0.0001 par value	83,590,092

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

CHECKPOINT THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect,” “will,” “could,” “project,” “intend” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

●	expectations for increases or decreases in expenses;
●	expectations for the clinical and preclinical development, manufacturing, regulatory approval, and commercialization of our pharmaceutical product candidates or any other products we may acquire or in-license;
●	use of clinical research centers and other contractors;
●	expectations as to the timing of commencing or completing preclinical and clinical trials and the expected outcomes of those trials, including the novel coronavirus (COVID-19) pandemic’s or other crises’ potentials to negatively affect the hospitals and clinical sites in which we may conduct any of our clinical trials, and patients’ willingness to access those sites to continue the trials;
●	intention to use data from our ongoing Phase 1 clinical trial of cosibelimab to support the submissions of one or more U.S. Biologics License Applications and relatedly, our assumption that exclusively foreign clinical data may be acceptable to support marketing approval under Food and Drug Administration regulations;
●	expectations regarding the potential differentiation of cosibelimab, including a potentially favorable study profile as compared to the currently available anti-PD-1 therapies, the two-fold mechanism of action of cosibelimab translating into potential enhanced efficacy, and the projections of publication and regulatory submission timelines;
●	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;
●	expectations for generating revenue or becoming profitable on a sustained basis;
●	expectations or ability to enter into marketing and other partnership agreements;
●	expectations or ability to enter into product acquisition and in-licensing transactions;
●	expectations or ability to build our own commercial infrastructure to manufacture, market and sell our product candidates;
●	expectations for the acceptance of our products by doctors, patients or payors;
●	ability to compete against other companies and research institutions;
●	ability to secure adequate protection for our intellectual property;
●	ability to attract and retain key personnel;
●	ability to obtain reimbursement for our products;
●	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;
●	stock price and the volatility of the equity markets;
●	expected losses; and
●	expectations for future capital requirements.

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

Risks Related to our Finances and Capital Requirements

●	We have incurred significant losses since our inception and anticipate that we will incur continued losses for the foreseeable future. We have not generated any sales revenue from our development stage products, and we do not know when, or if, we will generate any revenue from sales of an approved product.
●	Our short operating history makes it difficult to evaluate our business and prospects.
●	Our success is contingent upon raising additional capital for our development programs and commercialization efforts, which may fail. Even if successful, our future capital raising activities may dilute our current stockholders, restrict our operations, or require us to relinquish proprietary rights.
●	Our limited resources may cause us to fail to capitalize on programs or product candidates presenting commercial opportunity or high likelihood of success.

Risks Pertaining to our Business Strategy, Structure and Organization

●	Our future growth and success depend on our ability to successfully develop and commercialize our product candidates, which we have yet to do.
●	Our future growth depends on our acquiring or in-licensing products or product candidates and integrating such products into our business.

Risks Inherent in Drug Development and Commercialization

●	Because results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance may not have favorable results in later clinical trials. Moreover, interim, “top-line,” and preliminary data from our clinical trials that we announce or publish may change, or the perceived product profile may be impacted, as more patient data or additional endpoints are analyzed.
●	We may not receive the required regulatory approvals for any of our product candidates on our projected timelines, if at all, which may result in increased costs and delay our ability to generate revenue.
●	If a product candidate demonstrates lack of efficacy or adverse side effects, we may need to abandon or limit the development of such product candidate.
●	We may not obtain the desired labeling claims or intended uses for product promotion, or favorable scheduling classifications, to successfully promote our products.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, and increased regulatory scrutiny.
●	Our competitors have developed or may develop treatments for our products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.
●	If our products are not broadly accepted by the healthcare community, the revenues from any such product will likely be limited.
●	Any successful products liability claim related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of such products.

Risks Related to Reliance on Third Parties

●	We rely, and will rely in the future, on third-party contract research organizations and contract manufacturers for the conduct of our preclinical and clinical studies and trials, for the completion of commercial and pre-commercial manufacturing and, eventually, for commercialization. If such third parties fail to perform contractual obligations, meet deadlines, comply with applicable regulations, or if our relationships with such third parties are disrupted, our product candidates may be delayed, and our revenue potential may be limited.
●	We rely on clinical data and results obtained by third parties, which may prove inaccurate or unreliable.

Risks Relating to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.
●	We may be subject to anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to maintain sufficient patent protection for our technology and products, our competitors could develop and commercialize products similar or identical to ours, impairing our ability to successfully commercialize potential products.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ patents.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Relating to Our Platform and Data

●	Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or third parties’ cybersecurity.

Risks Relating to Our Control by Fortress Biotech, Inc. (“Fortress”)

●	Fortress controls a voting majority of our common stock and has the right to receive significant share grants annually, which will result in dilution of our other stockholders and could reduce the value of our common stock.
●	We have entered into certain agreements with Fortress and may have received better terms from unaffiliated third parties.

Risks Related to Conflicts of Interest

●	The Chairman of our Board of Directors is also the Executive Chairman, President, and Chief Executive Officer of TG Therapeutics, Inc.(“TGTX”). We have entered a collaboration agreement and a sublicense agreement with TGTX, and as a result, certain conflicts of interest may arise.
●	We share certain directors with Fortress, which could create conflicts of interest between us and Fortress.

PART I

Item 1.     Business

OVERVIEW

We are a clinical-stage immunotherapy and targeted oncology company focused on the acquisition, development and commercialization of novel treatments for patients with solid tumor cancers. We are evaluating our lead antibody product candidate, cosibelimab, an anti-programmed death-ligand 1 (“PD-L1”) antibody licensed from the Dana-Farber Cancer Institute (“Dana-Farber”), in an ongoing global, open-label, multicohort Phase 1 clinical trial in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including ongoing cohorts in locally advanced and metastatic cutaneous squamous cell carcinoma (“CSCC”) intended to support one or more applications for marketing approval. In addition, we are evaluating our lead small-molecule, targeted anti-cancer agent, olafertinib, a third-generation epidermal growth factor receptor (“EGFR”) inhibitor, as a potential new treatment for patients with EGFR mutation-positive non-small cell lung cancer (“NSCLC”).

In January 2022, we announced topline results from a cohort of the registration-enabling Phase 1 clinical trial of cosibelimab administered as a fixed dose of 800 mg every two weeks in patients with metastatic CSCC. The cohort met its primary endpoint, with cosibelimab demonstrating a confirmed objective response rate (“ORR”) of 47.4% (95% CI: 36.0, 59.1) based on independent central review of 78 patients enrolled in the metastatic CSCC cohort using Response Evaluation Criteria in Solid Tumors version 1.1 (“RECIST 1.1”).

In December 2021, we announced the initiation of our CONTERNO study, a global, open-label, multi-center, randomized Phase 3 trial of cosibelimab in combination with pemetrexed and platinum chemotherapy for the first-line treatment of patients with NSCLC. The primary endpoint for the CONTERNO Phase 3 trial is overall survival (“OS”), and key secondary endpoints include progression-free survival (“PFS”), ORR and safety.

We have also entered into various collaboration agreements with TG Therapeutics, Inc. (“TGTX”), a related party, to develop and commercialize certain assets in connection with our licenses in the field of hematological malignancies, while we retain the right to develop and commercialize these assets in solid tumors.

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2021, we have an accumulated deficit of $199.9 million.

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

In addition, we may disclose material non-public information by disseminating press releases, by disclosing information during publicly accessible meetings or conference calls, or through our website or social media accounts.

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

We commenced a Phase 1 multi-center clinical study for cosibelimab in October 2017. The study is evaluating the safety and tolerability of ascending doses of cosibelimab in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers. Following completion of dose escalation in March 2018, multiple dose expansion cohorts were initiated, including ongoing cohorts in locally advanced and metastatic CSCC, intended to support one or more applications for marketing approval. The primary endpoint is ORR, and secondary endpoints include duration of response, PFS, and OS. In January 2022, we announced topline results from a cohort of this study with cosibelimab administered as a fixed dose of 800 mg every two weeks in patients with metastatic CSCC. The cohort met its primary endpoint, with cosibelimab demonstrating a confirmed ORR of 47.4% (95% CI: 36.0, 59.1) based on independent central review of 78 patients enrolled in the metastatic CSCC cohort using RECIST 1.1. Based on these results, Checkpoint intends to submit a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for cosibelimab in late 2022, to be followed by a marketing authorization application (“MAA”) submission in Europe and additional potential submissions in markets worldwide.

We commenced our CONTERNO study, a global, randomized Phase 3 trial of cosibelimab in December 2021. The CONTERNO study is an open-label, multi-center, randomized trial investigating cosibelimab combined with pemetrexed and investigator’s choice of platinum chemotherapy (either carboplatin or cisplatin) versus pemetrexed and platinum chemotherapy alone in patients with previously untreated stage IV non-squamous NSCLC and with no EGFR mutations or ALK translocations. The primary endpoint for the CONTERNO Phase 3 trial is OS, and key secondary endpoints include PFS, ORR and safety. The study is designed to potentially support full regulatory approvals worldwide.

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

Targeted Anti-Cancer Agents

Olafertinib (also known as CK-101 and RX518) EGFR Inhibitor Program

We are developing olafertinib as an oral, third-generation, irreversible kinase inhibitor against selective mutations of EGFR. Activating mutations in the tyrosine kinase domain of EGFR such as L858R and exon 19 deletion are found in approximately 20% of patients with advanced NSCLC. Compared to chemotherapy, first-generation EGFR inhibitors significantly improved ORR and PFS in previously untreated NSCLC patients carrying EGFR mutations. However, tumor progression could develop due to resistance mutations, often within months of treatment with first-generation EGFR inhibitors.

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

We are developing olafertinib for the potential treatment of adult patients with metastatic NSCLC whose tumors have EGFR exon 19 deletion mutations. We believe that olafertinib has the potential to be effective in this population as a monotherapy or in combination with other anti-tumor immune response potentiating compounds.

In March 2015, Fortress entered into an exclusive license agreement with NeuPharma, Inc., which agreement was assigned to us by Fortress on the same date, to develop and commercialize novel covalent third-generation EGFR inhibitors on a worldwide basis outside of certain Asian countries. In August 2016, the FDA accepted our Investigational New Drug application (“IND”) and we initiated a Phase 1 clinical trial in September 2016. The trial is evaluating the safety and tolerability of ascending doses of olafertinib in patients with advanced solid tumors to determine the maximum tolerated dose and the safety and efficacy of olafertinib in patients with EGFR mutation-positive NSCLC. In September 2018, we announced preliminary interim data in an oral presentation at the International Association for the Study of Lung Cancer 19th World Conference on Lung Cancer in Toronto. In November 2020, NeuPharma, Inc. commenced a Phase 3 clinical trial in China evaluating olafertinib in treatment-naïve locally advanced or metastatic NSCLC patients whose tumors have EGFR exon 19 deletion mutations. We have met with the FDA to discuss the adequacy of the ongoing Phase 3 trial in China.

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

			Estimated
		Development	Completion	Estimated Cost to
Product Candidate	Target Indication(s)	Status	of Phase	Complete Phase
Cosibelimab	Locally advanced and metastatic cutaneous squamous cell carcinoma	Phase 1 registration-enabling	2022*	$4 to $5 million
Cosibelimab	Previously untreated stage IV non-squamous NSCLC in combination with pemetrexed and platinum chemotherapy	Phase 3	2024	$30 to $35 million
Olafertinib	EGFR mutation-positive NSCLC	Phase 1	2022	<$1 million

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

The PD-L1 segment of the portfolio includes two granted U.S. patents (U.S. Patent Nos. 9,828,434 and 10,604,581) directed to antibodies that bind to PD-L1 and methods of augmenting a patient’s immune response by administering an anti-PD-L1 antibody, respectively. The ‘434 patent is scheduled to expire October 4, 2033, and the ‘581 patent is scheduled to expire November 18, 2033, not including any patent term restorations, which might become available under the provisions of U.S. patent laws, based on regulatory delays associated with obtaining marketing approval. Two Australian (AU 2013326901 and 2018226425), one Japanese (JP 6461800), one South Korean (KR 101947702), one Israeli (IL 237737), one Mexican (MX 370848), one Colombian (CO 34878), one Canadian

(CA 2886433), and two Chinese (CN 104994873 and CN 10782719) counterpart patents have issued, and additional international counterpart applications are pending in Canada, China, Europe and Hong Kong. The issued international patents and any patents maturing from these pending applications will expire no sooner than October 2033. In June 2016, Checkpoint also filed a company-owned U.S. provisional application (U.S. 62/356,105) directed to antibodies and functional fragments thereof that bind to human PD-L1, and methods of inhibiting tumor cell proliferation in patients using such antibodies or functional fragments. The provisional application was converted into a PCT application (PCT/US2017/039810) in June 2017, and a U.S. non-provisional application (U.S. Appl. No. 15/636,610) was filed at the same time. The ’610 application has now issued as U.S. Patent No. 10,590,199 with claims directed to specific anti-PD-L1 antibodies and fragments thereof, as well as methods of treating tumors/cancers with anti-PD-L1 antibodies and fragments thereof.  The ’199 patent is scheduled to expire on May 31, 2038, not including any patent term restorations, which might become available under the provisions of U.S. patent laws, based on regulatory delays associated with obtaining marketing approval. A further U.S. application, U.S. Appl. No. 16/818,621, was filed before the issuance of the ‘199 patent and is currently pending. An Israeli counterpart patent has also granted (IL 263611), and additional national stage applications are pending in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, New Zealand, Russia, Singapore and Thailand. Any patents maturing from these pending applications will expire no sooner than June 2037.

The CAIX segment of the portfolio includes three granted U.S. patents (U.S. Patent Nos. 8,466,263, 10,450,383, and 11,174,323) and one pending U.S. application (U.S. Appl. No. 17/498,582). The ‘263 patent is directed to isolated human monoclonal antibodies and scFv antibodies that bind to CAIX (G250) protein, and compositions and kits comprising such antibodies. The term of the ‘263 patent runs to July 9, 2029. The ‘383 patent is directed to methods of treating cancer with anti-CAIX antibodies, and its term runs until April 28, 2027. The ‘323 patent is directed to methods of treating renal cancer with anti-CAIX antibodies, and its term runs until February 11, 2027. The ‘263 patent, the ‘383 patent, the ‘323 patent, and any patent issuing from the ‘867 application may be entitled to any patent term restorations that might become available under the provisions of U.S. patent laws, based on regulatory delays associated with obtaining marketing approval. The European counterpart patent (EP 1979379) is in force in Switzerland, Liechtenstein, Germany, France and the United Kingdom. A Canadian counterpart patent (CA 2,632,094) has also been issued. Both the European and Canadian counterpart patents, as well as any pending applications outside the United States, are scheduled to expire no sooner than December 2026.

The GITR segment of the portfolio includes an International Application No. PCT/US2015/054010, filed in October 2015, and International Application No. PCT/US2017/043504, filed in July 2017. All of the national stage applications claiming priority to PCT/US2015/054010 have lapsed; however, there is one granted patent (U.S. Patent No. 10,463,732) in this family. The ‘732 patent will not expire until at least October 2035, barring any patent term restorations that might become available under the provisions of U.S. patent laws. National stage applications claiming priority to PCT/US2017/043504 are pending in the U.S. (U.S. Appl. No. 16/319,590), Australia, Brazil, Canada, China, Europe, Israel, Japan, South Korea, Singapore, Russian, New Zealand and Mexico. Any of these national stage applications that issue or grant as patents (including U.S. Application No. 16/319,590) would expire no earlier than July 2037. One U.S. patent (U.S. 11,046,777) has issued in the patent family claiming priority to PCT/UC2017/043504, and this U.S. patent will not expire until at least July 2037, barring any patent term restorations that might become available under the provisions of the U.S. patent laws.

In March 2015, Fortress in-licensed intellectual property from NeuPharma, assigned to us by Fortress on the same date, which is directed to technology involving small molecules that are inhibitors of EGFR and kinase mutants, including the compound olafertinib. EGFR is a receptor tyrosine kinase of the ErbB family and is also known as “Her1” and “ErbB1.” The in-licensed patent estate includes four granted U.S. patents, a granted European patent, a granted patent in Hong Kong, a granted patent in Singapore, a granted patent in the Philippines, a granted Japanese patent, a granted South Korean patent, a granted Malaysian patent, two granted Australian patents, a granted New Zealand patent, two granted Israeli patents, a granted Mexican patent and a granted Russian patent. U.S. Patent No. 9,550,770 is directed to a generic formula of small molecules and also has a specific claim directed to the compound, olafertinib. The granted claims also cover pharmaceutically acceptable salts, pharmaceutical compositions, particular dosage forms and packaged goods. U.S. Patent No. 9,849,139 is directed to methods of inhibiting EGFR or an EGFR mutant in a subject in need thereof, comprising administering a therapeutically effective amount of the compounds of the ‘770 patent, including the compound, olafertinib. U.S. Patent No. 10,172,868 is directed to methods of treating non-small cell lung cancer with a specific list of compounds, including the compound, olafertinib. U.S. Patent No. 10,653,701 is directed to methods of treating skin cancer or lung cancer with a substituted quinazoline compound comprising an electrophilic group capable of forming a covalent bond with a nucleophile, which includes the compounds of the ‘868 patent (e.g., the compound, olafertinib). Additionally, there is a pending U.S. application in this family (U.S. Appl. No. 16/843,610) that was recently allowed, but has not yet issued, a further pending U.S. application (U.S. Appl. No. 17/681,387) has been filed. The granted foreign patents cover the compound, olafertinib, and a broad range of related compounds, salts, pharmaceutical compositions, including various dosage forms of such pharmaceutical compositions and certain uses of such compounds or salts thereof in treating cancer, a disorder mediated by EGFR, or NSCLC, either alone or in combination with an additional anti-cancer and/or cytotoxic agent. The term of granted U.S. and foreign patents runs to August 22, 2034, not including any patent term restorations in the U.S., which might become available under the provisions of U.S. patent laws, based on regulatory delays associated with obtaining marketing approval. Additional counterpart applications exist in jurisdictions around the world, including, Australia, Canada, Hong Kong, the Philippines, Singapore, South Korea, Malaysia, Brazil, India, China and Europe. Any patents maturing from these pending applications would be scheduled to expire no sooner than August 2034. Checkpoint has also licensed from NeuPharma an additional international application, PCT/US2019/017117, which was filed on February 7, 2019, and it directed to additional EGFR inhibitors and methods of using the same. National stage applications claiming priority to PCT/US2019/017117 are pending in the U.S. (U.S. Appl. No. 16/967,696), Australia, Canada, China, Europe, Hong Kong, the Philippines, Israel, Japan, South Korea, Singapore and New Zealand. Any of these national stage applications that issue or grant as patents (including U.S. Application No. 16/967,696) would expire no earlier than February 2039.

In May 2016, we in-licensed intellectual property from Jubilant. Under the terms of the license agreement, Jubilant granted us exclusive, worldwide rights under Jubilant’s patents and know-how covering small molecule inhibitors of BET, specifically targeting BRD4, a member of the BET family, which is often required for the expression of c-Myc. The in-licensed patent estate includes two international (PCT) applications, filed in March 2016 (PCT/IN2016/050098) and September 2016 (PCT/IN2016/050300), respectively, which claim the benefit of two earlier-filed Indian provisional applications. This patent estate has three granted U.S. patents, a granted Indian patent, two granted Japanese patents, two granted Australian patents, two granted Russian patents, a granted Israeli patent, two granted patents in Hong Kong, two granted Chinese patents, two granted Mexican patents, and two granted European patents that have each been validated across a broad range of European countries. National stage applications claiming priority to PCT/IN2016/050098 or PCT/IN2016/050300 are pending in Brazil, Canada, Israel, India, South Korea, New Zealand, Thailand and the U.S. U.S. Patent No. 10,689,390, which is the U.S. national phase entry of PCT/IN2016/050098, is directed to a generic formula of small molecule BET inhibitors and specifically claims exemplified small molecule BET inhibitors. The granted claims of the ‘390 patent also cover pharmaceutical compositions. Pending U.S. Application (U.S. Appl. No.16/869,517) is directed to methods of treatment with the compounds claimed in the ‘390 patent, including inhibiting one or more BET family bromodomains in the cell and treating a condition mediated by one or more BET family bromodomains. U.S. Patent No. 10,689,395, which is the U.S. national phase entry of PCT/IN2016/050300, is directed to a generic formula of small molecule BET inhibitors that cover half of the exemplified small molecule BET inhibitors disclosed in PCT/IN2016/050300. The granted claims of the ‘395 patent also cover pharmaceutical compositions and a method of treating cancer. U.S. Patent No. 11,267,820, which is a continuation of the ‘395 patent, is directed to the remaining half of the exemplified compounds disclosed in PCT/IN2016/050300 and has claims similar to those granted from the ‘395 patent. Any patents maturing from this patent estate are expected to expire in 2036.

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

In addition to patent protection, we may utilize orphan drug designation or other provisions of the Food, Drug and Cosmetic Act of 1938, as amended (“FDCA”), to provide market exclusivity for certain of our product candidates. Orphan drug regulations provide incentives to pharmaceutical and biotechnology companies to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that exist in fewer than 200,000 individuals in the U.S., or, diseases that affect more than 200,000 individuals in the U.S. but that the sponsor does not realistically anticipate will generate a net profit. Under these provisions, a manufacturer of a designated orphan drug can seek tax benefits, and the holder of the first FDA approval of a designated orphan drug product will be granted a seven-year period of marketing exclusivity for such FDA-approved orphan drug product. In September 2017, we received FDA Orphan Drug Designation for olafertinib for the treatment of EGFR mutation-positive NSCLC.

LICENSING AGREEMENTS AND COLLABORATIONS

Dana-Farber Cancer Institute, Inc.

In March 2015, we entered into a license agreement with Dana-Farber, which license was amended effective on October 5, 2015, April 12, 2016, and October 24, 2016, for an exclusive, worldwide license to Dana-Farber’s patents for a portfolio of fully human immuno-oncology targeted antibodies. The field of use license includes all prophylactic, therapeutic or diagnostic uses in humans or animals excluding use in chimeric antigen receptor technology. The Dana-Farber antibodies were generated in the laboratory of Dr. Wayne Marasco, MD, PhD, a Professor in the Department of Cancer Immunology and AIDS at Dana-Farber. Under the terms of the agreement, we paid Dana-Farber an up-front licensing fee of $1.0 million and, on May 11, 2015, granted Dana-Farber five percent of our common stock on a fully-diluted basis, equal to 500,000 shares valued at $32,500 or $0.065 per share. The agreement included an anti-dilution clause that maintained Dana-Farber’s ownership at 5% until such time that we raised $10 million in cash in exchange for common shares. Pursuant to this provision, on September 30, 2015, we granted to Dana-Farber an additional 136,830 shares of common stock valued at approximately $0.6 million and the anti-dilution clause thereafter expired. Dana-Farber is eligible to receive payments of up to an aggregate of approximately $21.5 million for each licensed product upon our successful achievement of certain clinical development, regulatory and first commercial sale milestones. In addition, Dana-Farber is eligible to receive up to an aggregate of $60.0 million upon our successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales. Dana-Farber also receives an annual license maintenance fee of $50,000, which is creditable against milestone payments or royalties due to Dana-Farber. The portfolio of antibodies licensed from Dana-Farber include antibodies targeting PD-L1, GITR and CAIX. The license will terminate on a country-by-country and product-by-product basis until the royalty term in such country with respect to such product expires, at which time the agreement will expire in its entirety with respect to such product in such country. The royalty term, on a product-by-product and country-by-country basis, is the later of (i) ten years after first commercial sale of a given product in such country, or (ii) the expiration of the last-to-expire Dana-Farber patent containing a valid claim to the product in such country. To date, we have incurred $6.2 million of upfront licensing and milestone payments under this license agreement.

In connection with the license agreement with Dana-Farber, in March 2015 we entered into a collaboration agreement with TGTX, which was amended and restated in June 2019, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. We retain the right to develop and commercialize these antibodies in solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the original collaboration agreement, TGTX paid us $0.5 million, representing an upfront licensing fee. Upon the signing of the amended and restated collaboration agreement in June 2019, TGTX paid us an additional $1.0 million upfront licensing fee. We are eligible to receive substantive potential milestone payments for the anti-PD-L1 program of up to an aggregate of approximately $27.6 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $8.4 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $19.2 million upon regulatory filings and first commercial sales in specified territories. We are also eligible to receive substantive potential milestone payments for the anti-GITR antibody program of up to an aggregate of approximately $21.5 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, we are eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales for both programs, in addition to royalty payments based on a tiered low double-digit percentage of net sales. We also receive an annual license maintenance fee, which is creditable against milestone payments or royalties due to us. TGTX also pays us for our out-of-pocket costs of material used by TGTX for their development activities. The collaboration agreement will terminate on a product-by-product and country-by-country basis upon the expiration of the last licensed patent right, unless the agreement is earlier terminated. For the years ended December 31, 2021 and 2020, we recognized approximately $0.2 million and $1.0 million respectively, in revenue from our collaboration agreement with TGTX in the Statements of Operations. The year ended December 31, 2020 included a milestone payment of $925,000 upon the 12th patient dosed in a phase 1 clinical trial for the anti-PD-L1 antibody cosibelimab during March 2020.

Adimab, LLC

In October 2015, Fortress entered into a collaboration agreement with Adimab to discover and optimize antibodies using their proprietary core technology platform. Under this agreement, Adimab optimized cosibelimab (formerly referred to as CK-301), our anti-PD-L1 antibody which we originally licensed from Dana-Farber. In January 2019, Fortress transferred the rights to the optimized antibody to us, and we entered into a collaboration agreement directly with Adimab on the same day. Under the terms of the agreement, Adimab is eligible to receive payments up to an aggregate of approximately $7.1 million upon our successful achievement of certain clinical development and regulatory milestones, of which $4.8 million are due upon various filings for regulatory approvals to commercialize the product. In addition, Adimab is eligible to receive royalty payments based on a tiered low single digit percentage of net sales. The license will terminate on a country-by-country and product-by-product basis until the royalty term in such country with respect to such product expires, at which time the agreement will expire in its entirety with respect to such licensed product in such country. The royalty term, on a product-by-product and country-by-country basis, begins on the first commercial sale of a product in a country and ends on the later of (a) expiry of the last-to-expire licensor patent containing a valid claim to the compound in such country; or (b) twelve years after the first commercial sale of such licensed product in such country. To date, we have incurred $3.7 million in milestone payments under our collaboration agreement with Adimab.

NeuPharma, Inc.

In March 2015, Fortress entered into an exclusive license agreement with NeuPharma to develop and commercialize novel irreversible, 3rd generation EGFR inhibitors, including olafertinib, on a worldwide basis other than certain Asian countries. On the same date, Fortress assigned all of its right and interest in the EGFR inhibitors to us. The license agreement was amended on February 21, 2017. Under the terms of the license agreement, we paid NeuPharma an up-front licensing fee of $1.0 million, and NeuPharma is eligible to receive payments of up to an aggregate of approximately $40.0 million upon our successful achievement of certain clinical development and regulatory milestones in up to three indications, of which $22.5 million are due upon various regulatory approvals to commercialize the products. In addition, NeuPharma is eligible to receive payments of up to an aggregate of $40.0 million upon our successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered mid to high-single digit percentage of net sales. The license will terminate on a country-by-country and product-by-product basis until the royalty term in such country with respect to such product expires, at which time the agreement will expire in its entirety with respect to such product in such country. Royalty term means, on a licensed product-by-licensed product and country-by-country basis, the period from the first commercial sale of a given licensed product in such country until the later of (a) expiry of the last-to-expire licensor patent containing a valid claim to the compound in such country; or (b) the 10th anniversary of the first commercial sale of such licensed product in such country. In a country where no licensor patent containing a valid claim with respect to the compound has ever existed nor ever exists, the royalty term means on a product-by-product and country-by-country basis, the period from the first commercial sale of such product in such country until the 10th anniversary of such first commercial sale of such product in such country. To date, we have incurred $2.0 million of upfront licensing and milestone payments under the license agreement.

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

In connection with the license agreement with Jubilant, we entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while we retain the right to develop and commercialize these compounds in the field of solid tumors. Under the terms of the sublicense agreement, TGTX paid us $1.0 million, representing an upfront licensing fee, and we are eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.2 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, we are eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays us for 50% of IND enabling costs and patent expenses. For each of the years ended December 31, 2021 and 2020, we recognized approximately $0.1 million in revenue related to the sublicense agreement in the Statements of Operations.

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

In the immuno-oncology area, almost every major pharmaceutical company has a PD-1 and/or PD-L1 antibody in clinical development or on the market, including, without limitation, Merck & Co. (approved drug PD-1 with the brand name Keytruda®), Bristol-Myers Squibb (approved PD-1 with the brand name Opdivo®), Roche (approved PD-L1 with the brand name Tecentriq®), AstraZeneca (approved PD-L1 with the brand name Imfinzi®), Pfizer/Merck KGA (approved PD-L1 with the brand name Bavencio®), Regeneron (approved PD-1 with the brand name Libtayo®) and GlaxoSmithKline (approved PD-1 with the brand name Jemperli®). We are aware of several anti-GITR antibody development programs that are or were in preclinical or early clinical studies, including, without limitation, by Merck & Co., Leap Therapeutics, Inc. and Astellas Pharma Inc., and an anti-CAIX antibody in clinical studies by Telix Pharmaceuticals.

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

Additional information can be found under Item 1A - Risk Factors - Risks Related to Our Business and Industry.

EMPLOYEES

As of December 31, 2021, we had fourteen full and part-time employees. None of our employees are represented by a labor union and we consider our employee relations to be good.

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

At the time of commercial sale, if not prior, and to the extent possible and commercially practicable, we plan to seek to engage a back-up supplier for each of our product candidates. Until such time, we expect that we will rely on a single contract manufacturer to produce each of our product candidates under current GMP (“cGMP”) regulations. Our third-party manufacturers have a limited number of facilities in which our product candidates can be produced and will have limited experience in manufacturing our product candidates in quantities sufficient for commercialization. Our third-party manufacturers will have other clients and may have other priorities that could affect their ability to perform the work satisfactorily and/or on a timely basis. Both of these occurrences would be beyond our control.

We expect to similarly rely on contract manufacturing relationships for any products that we may in-license or acquire in the future. However, there can be no assurance that we will be able to successfully contract with such manufacturers on terms acceptable to us, or at all.

Contract manufacturers are subject to ongoing periodic and unannounced inspections by the FDA, the Drug Enforcement Administration (“DEA”) and corresponding state agencies to ensure strict compliance with cGMP and other state and federal regulations. Our contractors outside of the United States face similar challenges from the numerous local and regional agencies and authorized bodies.. We do not have control over third-party manufacturers’ compliance with these regulations and standards, other than through contractual obligations. If they are deemed out of compliance with cGMPs, product recalls could result, inventory could be destroyed, production could be stopped, and supplies could be delayed or otherwise disrupted.

If we need to change manufacturers after commercialization, the FDA and corresponding foreign regulatory agencies must approve these new manufacturers in advance, which will involve testing and additional inspections to ensure compliance with FDA and corresponding foreign regulatory agency regulations and standards and may require significant lead times and delay. Furthermore, switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly or on terms acceptable to us, or at all.

GOVERNMENT AND INDUSTRY REGULATIONS

Numerous governmental authorities, including the FDA and corresponding state and foreign regulatory agencies, impose substantial regulations upon the clinical development, manufacture and marketing of our product candidates, as well as our ongoing research and development activities. None of our product candidates have been approved for sale in any market in which we have marketing rights. Before marketing in the U.S., any drug that we develop must undergo rigorous preclinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the FDCA. The FDA regulates, among other things, the pre-clinical and clinical testing, safety, efficacy, approval, manufacturing, record keeping, adverse event reporting, packaging, labeling, storage, advertising, promotion, export, sale and distribution of biopharmaceutical products.

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

Clinical testing must meet requirements for institutional review board or ethics committee oversight, informed consent and good clinical practices, and must be conducted pursuant to an IND, unless exempted.

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

The length of time necessary to complete clinical trials varies significantly and may be difficult to predict. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Additional factors that can cause delay or termination of our clinical trials, or that may increase the costs of these trials, include:

●	slow patient enrollment due to the nature of the clinical trial plan, the proximity of patients to clinical sites, the eligibility criteria for participation in the study, external factors such as pandemics or geopolitical conflicts or other factors;
●	inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring clinical trials or delays in approvals from a study site’s review board;

●	longer treatment time required to demonstrate efficacy or determine the appropriate product dose;
●	insufficient supply of the product candidates;
●	adverse medical events or side effects in treated patients; and
●	ineffectiveness of the product candidates.

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

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors, including government health administrative authorities, managed care providers, private health insurers and other organizations. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Adequate third-party reimbursement may not be available for our products to enable us to realize an appropriate return on our investment in research and product development. In addition, in the U.S., the Patient Protection and Affordable Care Act (the “Affordable Care Act”) contains provisions that have the potential to substantially change healthcare delivery and financing, including impacting the profitability of drugs. For example, the Affordable Care Act revised the methodology by which rebates owed by manufacturers for covered outpatient drugs are calculated under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of covered drugs dispensed to individuals enrolled in Medicaid managed care organizations, and subjected manufacturers to new annual fees for certain branded prescription drugs. Given the complexity of the Affordable Care Act and the substantial requirements for regulation thereunder, the impact of the Affordable Care Act on our financial conditions and operations cannot be predicted, whether in its current form or as amended or repealed.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014 and have an accumulated deficit of $199.9 million as of December 31, 2021. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

●	one or more of our product candidates are submitted for marketing approval or are approved for commercial sale, due to our need to establish the necessary commercial infrastructure to launch this product candidate without substantial delays, including manufacturing to build pre-commercial inventory, hiring sales and marketing personnel and contracting with third parties for warehousing, distribution, cash collection and related commercial activities;
●	we are required by the FDA or foreign regulatory authorities, to perform studies in addition to those currently expected;
●	we initiate one or more clinical trials to pursue additional indications for our product candidates, or if there are any delays in completing our clinical trials or the development of any of our product candidates;
●	we execute other collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;
●	there are variations in the level of expenses related to our current and future development programs;
●	there are any product liability or intellectual property infringement lawsuits in which we may become involved;
●	there are any regulatory developments affecting product candidates of our competitors; and
●	one or more of our product candidates receives regulatory approval.

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

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates. As a development-stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize such product candidates. Our product candidates are currently in preclinical development or in clinical trials. Our business depends entirely on the successful development and commercialization of our product candidates, which may never occur. We currently have no drug products for sale, currently generate no revenues from sales of any drug products and may never be able to develop or commercialize a marketable drug.

The successful development, and any commercialization of our technologies and any product candidates that may occur, would require us to successfully perform a variety of functions, including:

●	developing our technology platform;
●	identifying, developing, formulating, manufacturing and commercializing product candidates;
●	entering into and maintaining successful licensing and other arrangements with product development partners;
●	achieving clinical endpoints to support preparation of approval applications;

●	participating in regulatory approval processes, including ultimately gaining approval to market a drug product, which may not occur;
●	obtaining sufficient quantities of our product candidates from our third-party manufacturers to meet clinical trial needs and, if approved, to meet commercial demand at launch and thereafter;
●	establishing and maintaining agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;
●	conducting sales and marketing activities including hiring, training, deploying and supporting a sales force and creating market demand for our product candidates through our own marketing and sales activities, and any other arrangements to promote our product candidates that we may establish;
●	maintaining patent protection and regulatory exclusivity for our product candidates; and
●	obtaining market acceptance for our product candidates.

Each of these requirements will require substantial time, effort and financial resources.

We intend to use data from our ongoing Phase 1 clinical trial of cosibelimab, conducted outside the United States, in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including CSCC, to potentially support one or more U.S. BLAs and comparable applications for marketing approval outside the U.S. In January 2020, we announced that we had discussed with the FDA this strategy in CSCC. Similarly, we intend to use data from our licensor’s ongoing Phase 3 clinical trial of olafertinib (formerly CK-101), conducted only in China, in patients with EGFR mutation-positive NSCLC, to potentially support a U.S. NDA and comparable applications for marketing approval outside the U.S. We believe, based on published FDA guidance documents, public statements of companies with comparable product candidates, and recent interactions with the FDA, that exclusively foreign clinical data from a single study may be acceptable to support marketing approval(s) under FDA regulations. If we prove to be incorrect, running additional studies in the U.S. will require substantial time, effort and financial resources or may not be possible at all.

Our operations have been limited to organizing our company, acquiring, developing and securing our proprietary technologies and obtaining preclinical data or clinical data for various product candidates. These operations provide a limited basis for you to assess our ability to continue to identify product candidates, develop and commercialize product candidates in our portfolio and any product candidates we are able to identify and enter into successful collaborative arrangements with other companies in the future, as well as for you to assess the advisability of investing in our securities.

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

Russian military action in Europe may impact foreign countries in which we may need to enroll patients in our clinical trials and could cause such clinical trials to be delayed or suspended.

In February 2022, Russia commenced a military invasion of Ukraine. Russia's invasion and the ensuing response by Ukraine may disrupt our ability to conduct clinical trials in Russia, Ukraine, Belarus, and Georgia. Although the route, length and impact of Russia's military action is highly unpredictable, our clinical trial sites in Russia, Ukraine, Belarus, and Georgia may suspend or terminate trials, and patients could be forced to evacuate or choose to relocate, making them unavailable for initial or further participation in our clinical trials. Alternative sites to fully and timely compensate for our clinical trial activities in these areas may not be available and we may need to find other countries to conduct these clinical trials. Furthermore, Russian military action may prevent the FDA from auditing our clinical sites in these countries upon review of our planned BLA for cosibelimab. Interruptions of our clinical trials, particularly of the CONTERNO study, may delay our clinical development and approvals for our product candidates, which could increase our costs and jeopardize our ability to commence product sales and generate revenues.

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

The process of obtaining marketing approval, both in the United States and abroad, is expensive, may take many years if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in available therapies and standards of care, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our study design, including the control arm used in our study, or data are insufficient for approval and require additional preclinical studies or clinical trials. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

We rely on third-party CROs and site management organizations to conduct some of our preclinical studies and all our clinical trials for our product candidates, and plan to do the same for any future product candidate. We expect to continue to rely on third parties, such as CROs, site management organizations, image reading vendors, laboratories, clinical data management organizations, medical institutions and clinical investigators, to conduct some of our preclinical studies and all of our clinical trials. The agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities.

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical studies are conducted in accordance with good laboratory practices (“GLPs”) as appropriate. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices (“GCPs”), for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of our clinical research organizations or other third party vendors, institutions or investigators fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

If any of our relationships with these third-party CROs or site management organizations terminate, we may not be able to enter into arrangements with alternative CROs or site management organizations or to do so on commercially reasonable terms. Switching or adding additional CROs or site management organizations involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO or site management organization commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. Though we carefully manage our relationships with our CROs or site management organizations, there can be no assurance that we will not encounter similar challenges or delays in the future. Forces beyond our control, including the impacts of COVID-19, could disrupt the ability of our third-party CROs, site management organizations, image reading vendors, laboratories, clinical data management organizations, medical institutions and clinical investigators to conduct our preclinical studies and our clinical trials for our product candidates and for any future product candidate.

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

We also expect to rely on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of any product candidates for which our collaborators or we may obtain marketing approval. We may be unable to establish or maintain any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

In connection with our license agreement with Dana-Farber and Adimab, we entered into a collaboration agreement with TGTX to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs, including cosibelimab in the field of hematological malignancies. Michael S. Weiss, our Chairman of the Board of Directors, is also the Executive Chairman, President and Chief Executive Officer of TGTX. As such, as the collaboration agreement proceeds, certain conflicts of interest may arise between us and TGTX. Those conflicts will have to be resolved by our officers and directors who are unaffiliated with TGTX, and also by officers and directors of TGTX who are unaffiliated with us. This may lead to less than desirable complications and costs to both companies, which could harm our results of operations.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

Our corporate and executive office is located at 95 Sawyer Road, Suite 110, Waltham, MA, 02453. We are not currently under a lease agreement at 95 Sawyer Road. We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property.

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

Holders

As of March 15, 2022, there were approximately 83 holders of record for our common stock and 1 holder of record for our Class A common stock. The number of beneficial holders of our common stock does not reflect shareholders who hold shares in street name through brokerage accounts or other nominees.

Dividends

We have never paid cash dividends on any of our capital stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Subject to adjustment as provided in the 2015 Plan, the total aggregate number of shares of our common stock reserved and available for issuance pursuant to awards granted under the 2015 Plan is 9,000,000. The following table provides information as of December 31, 2021, regarding the securities authorized for issuance under our equity compensation plan, the 2015 Plan.

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities reflected
Plan Category	options	options	in column 1)

Equity compensation plans approved by security holders	270,000	$3.14	3,025,119
Equity compensation plans not approved by security holders	—	—	—
Total	270,000	$3.14	3,025,119

Item 6.     RESERVED

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

Overview

We are a clinical-stage immunotherapy and targeted oncology company focused on the acquisition, development and commercialization of novel treatments for patients with solid tumor cancers. We are evaluating our lead antibody product candidate, cosibelimab, an anti-PD-L1 antibody licensed from the Dana-Farber, in an ongoing global, open-label, multicohort Phase 1 clinical trial in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including ongoing cohorts in locally advanced and metastatic cutaneous squamous cell carcinoma intended to support one or more applications for marketing approval. In addition, we are evaluating our lead small-molecule, targeted anti-cancer agent, olafertinib, a third-generation EGFR inhibitor, as a potential new treatment for patients with EGFR mutation-positive NSCLC.

In January 2022, we announced topline results from a cohort of the registration-enabling Phase 1 clinical trial of cosibelimab administered as a fixed dose of 800 mg every two weeks in patients with metastatic CSCC. The cohort met its primary endpoint, with cosibelimab demonstrating a confirmed ORR of 47.4% (95% CI: 36.0, 59.1) based on independent central review of 78 patients enrolled in the metastatic CSCC cohort using RECIST 1.1.

In December 2021, we announced the initiation of our CONTERNO study, a global, open-label, multi-center, randomized Phase 3 trial of cosibelimab in combination with pemetrexed and platinum chemotherapy for the first-line treatment of patients with NSCLC. The primary endpoint for the CONTERNO Phase 3 trial is OS, and key secondary endpoints include PFS, ORR and safety.

We have also entered into various collaboration agreements with TGTX, a related party, to develop and commercialize certain assets in connection with our licenses in the field of hematological malignancies, while we retain the right to develop and commercialize these assets in solid tumors.

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2021, we have an accumulated deficit of $199.9 million.

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

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including, but not limited to, those related to research and development expenses, accrued research and development expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in the notes to our financial statements appearing elsewhere in this Form 10-K. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates.

Research and Development

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

Research and development costs primarily consist of personnel related expenses, including salaries, benefits, travel, and other related expenses, stock-based compensation, payments made to third parties for license and milestone costs related to in-licensed products and technology, payments made to third party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials, consultants, the cost of acquiring and manufacturing clinical trial materials, and costs associated with regulatory filings, laboratory costs and other supplies.

In accordance with ASC 730 10 25 1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. In each case, we evaluate if the license agreement results in the acquisition of an asset or a business. Such licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and has no alternative future use. Accordingly, the total purchase price for the licenses acquired during the period is reflected as research and development on the Consolidated Statements of Operations.

Accrued Research and Development Expense

We record accruals for estimated costs of research, preclinical, clinical and manufacturing development within accrued expenses which are significant components of research and development expenses. A substantial portion of our ongoing research and development activities is conducted by third-party service providers such as contract research organizations in connection with our clinical studies, contract manufacturing organizations, trial sites in connection with our clinical studies and vendors associated with licenses/milestones. We accrue the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. We determine the estimated costs through the reviewing of open contracts, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly for services performed or when contractual milestones are met.. Payments made to third parties under these arrangements in advance of the performance of the related services are recorded as prepaid expenses until the services are rendered.

If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust accrued expenses or prepaid expenses accordingly, which impact research and development expenses. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period.

Stock-Based Compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards and forfeitures, which are recorded upon occurrence. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The assumptions used in calculating the fair value of stock-based awards represent management's best estimates and involve inherent uncertainties and the application of management's judgment.

We will continue to use judgment in evaluating the expected volatility, expected terms and interest rates utilized for our stock-based compensation expense calculations on a prospective basis. The assumptions underlying these valuations represent our management's best estimate, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different. We expect to continue to grant options and other stock-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Comparison of the Years Ended December 31, 2021 and 2020

Revenue

For the year ended December 31, 2021, revenue was approximately $0.3 million compared to approximately $1.1 million for the year ended December 31, 2020, a decrease of approximately $0.8 million. Revenue for the current period primarily consisted of $0.2 million from TGTX related to the collaboration agreement. Revenue for the year ended December 31, 2020 primarily consisted of $1.0 million from TGTX related to the collaboration agreement, including a milestone of $925,000 upon the 12th patient dosed in a phase 1 clinical trial for cosibelimab during March 2020.

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

For the year ended December 31, 2021, research and development expenses were approximately $48.5 million, compared to approximately $16.4 million for the year ended December 31, 2020, an increase of $32.1 million. The current period research and development expenses primarily consisted of $17.0 million related to the manufacturing costs of our product candidates, $14.3 million related to clinical costs for our product candidates, $6.6 million related to the non-cash annual equity fee in connection with the Founders’ Agreement, $6.4 million related to a non-refundable milestone payment upon the first patient dosed in a Phase 3 clinical study of cosibelimab, $1.5 million related to salary expenses and $0.7 million related to stock compensation expense. For the year ended December 31, 2020, research and development expenses primarily consisted of $8.0 million related to clinical costs for our product candidates, $1.7 million related to manufacturing and related costs of our product candidates, $4.6 million related to the non-cash annual equity fee in connection with the Founders’ Agreement, $0.6 million related to salary expenses and $0.6 million related to stock compensation expense.

We anticipate research and development expenses in 2022 to increase modestly as compared to 2021.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities, and facilities-related expenses.

For the year ended December 31, 2021, general and administrative expenses were approximately $8.5 million, compared to approximately $7.9 million for the year ended December 31, 2020, an increase of $0.6 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $2.5 million, $1.4 million related to salary expenses, $1.0 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock, $1.0 million related to legal and accounting fees and $0.4 million related to investor relation fees. The prior period general and administrative expenses primarily consisted of stock compensation expense of $2.2 million, $1.2 million related to salary expenses, $0.9 million related to legal and accounting fees, $0.9 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock under an At-the-Market Issuance Sales Agreement (the “ATM”) and $0.9 million related to investor relation fees.

We anticipate general and administrative expenses in 2022 to modestly increase as compared to 2021.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2021, we had an accumulated deficit of $199.9 million.

During the year ended December 31, 2021, we sold a total of 11,899,983 shares of common stock under the ATM for aggregate total gross proceeds of approximately $41.3 million at an average selling price of $3.47 per share, resulting in net proceeds of approximately $40.3 million after deducting commissions and other transaction costs.

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

Cash Flows for the Years Ended December 31, 2021 and 2020

Operating Activities

Net cash used in operating activities was $26.3 million for the year ended December 31, 2021, compared to $16.6 million for the year ended December 31, 2020. The increase in net cash used in operating activities was due primarily to an increase in manufacturing of cosibelimab and clinical trial expenses in the current period.

Investing Activities

There were no investing activities for the years ended December 31, 2021 and 2020.

Financing Activities

Net cash provided by financing activities was $40.3 million for the year ended December 31, 2021, which related to net proceeds from the issuance of common stock as part of our ATM offerings. Net cash provided by financing activities was $31.2 million for the year ended December 31, 2020, which related to net proceeds of $18.9 million from the issuance of common stock as part of our underwritten public offering in September 2020 and net proceeds of $12.4 million from the issuance of common stock as part of our ATM offerings.

Recently Issued Accounting Standards

See Note 2 to our Financial Statements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risks

Market risk represents the risk of loss that may result from the change in value of financial instruments due to fluctuations in their market price. Market risk is inherent in all financial instruments. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. The primary quantifiable market risk associated with our financial instruments is sensitivity to changes in interest rates. Interest rate risk represents the potential loss from adverse changes in market interest rates. The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. As of December 31, 2021, our portfolio of financial instruments consists of cash equivalents, including money market funds. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2021, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on these criteria.

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

Item 9B.     Other Information

None.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

Item 11.     Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

Item 14.     Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

PART IV

Item 15.      Exhibits and Financial Statement Schedules

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

3.2.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Checkpoint Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on June 11, 2021 (File No. 001-38128) and incorporated herein by reference.

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

10.4

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

10.14	Checkpoint Therapeutics, Inc. Amended and Restated 2015 Incentive Plan, filed as Exhibit 10.1 to Form 8-K filed on June 4, 2020 (File No. 001-38128) and incorporated herein by reference #
10.15

Executive Employment Agreement by and between James F. Oliviero III and Checkpoint Therapeutics, Inc. dated October 13, 2015, filed as Exhibit 10.11 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. #

10.16

Amendment to Executive Employment Agreement by and between James F. Oliviero III and Checkpoint Therapeutics, Inc. dated September 27, 2016, filed as Exhibit 10.1 to Form 8-K filed on October 3, 2016 (File No. 000-55506) and incorporated herein by reference. #

10.17

Amendment No. 2, dated December 15, 2016, to the Executive Employment Agreement dated October 13, 2015, by and between Checkpoint Therapeutics, Inc. and James F. Oliviero III, filed as Exhibit 10.16 to Annual Report on Form 10-K filed on March 17, 2017 (File No. 000-55506) and incorporated herein by reference. #

10.18

Amendment No. 3, dated January 30, 2018, to the Executive Employment Agreement dated October 13, 2015, by and between Checkpoint Therapeutics, Inc. and James F. Oliviero III, filed as Exhibit 10.21 to Annual Report on Form 10-K filed on March 16, 2018 (File No. 001-38128) and incorporated herein by reference. #

10.19

Amendment No. 4, dated October 7, 2019, to the Executive Employment Agreement dated October 13, 2015, by and between Checkpoint Therapeutics, Inc. and James F. Oliviero III, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 12, 2019 (File No. 001-38128) and incorporated herein by reference. #

10.20

Amendment No. 5, dated September 24, 2020, to the Executive Employment Agreement dated October 13, 2015, by and between Checkpoint Therapeutics, Inc. and James F. Oliviero III, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 6, 2020 (File No. 001-38128) and incorporated herein by reference. #

10.21	Non-Employee Directors Compensation Plan, filed as Exhibit 10.13 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. #
10.22

Amended and Restated Non-Employee Directors Compensation Plan, filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed on August 9, 2017 (File No. 001-38128) and incorporated herein by reference. #

10.23

Board Advisory Services Agreement by and between Caribe BioAdvisors, LLC and Checkpoint Therapeutics, Inc. dated January 1, 2017, filed as Exhibit 10.19 to Annual Report on Form 10-K filed on March 17, 2017 (File No. 000-55506) and incorporated herein by reference. #

10.24

License Agreement by and between Jubilant Biosys Limited and Checkpoint Therapeutics, Inc., dated May 26, 2016, filed as Exhibit 10.18 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. **

10.25

Amendment 1 to License Agreement by and between Jubilant Biosys Limited and Checkpoint Therapeutics, Inc. dated December 13, 2016, filed as Exhibit 10.26 to Annual Report on Form 10-K filed on March 17, 2017 (File No. 000-55506) and incorporated herein by reference.

10.26

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

10.29

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

101

The following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL.

*	Filed herewith.
**	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
#	Management Compensation Arrangement.

Item 16.     Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Checkpoint Therapeutics, Inc.

Waltham, MA

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Checkpoint Therapeutics, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY
March 28, 2022

CHECKPOINT THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$54,735	$40,772
Prepaid expenses and other assets	976	1,804
Other receivables - related party	17	20
Total current assets	55,728	42,596
Total Assets	$55,728	$42,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$24,919	$6,367
Accounts payable and accrued expenses - related party	1,063	850
Total current liabilities	25,982	7,217
Total Liabilities	25,982	7,217
Commitments and Contingencies
Stockholders’ Equity
Common Stock ($0.0001 par value), 135,000,000 and 95,000,000 shares authorized as of December 31, 2021 and 2020, respectively
Class A common shares, 7,000,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020	1	1
Common shares, 77,574,405 and 62,420,439 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	8	6
Common stock issuable, 2,121,422 and 1,742,449 shares as of December 31, 2021 and December 31, 2020, respectively	6,598	4,617
Additional paid-in capital	223,001	173,947
Accumulated deficit	(199,862)	(143,192)
Total Stockholders’ Equity	29,746	35,379
Total Liabilities and Stockholders’ Equity	$55,728	$42,596

The accompanying notes are an integral part of these financial statements.

CHECKPOINT THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the year ended December 31,
	2021	2020
Revenue - related party	$268	$1,069

Operating expenses:
Research and development	48,453	16,352
General and administrative	8,538	7,918
Total operating expenses	56,991	24,270
Loss from operations	(56,723)	(23,201)

Other income:
Interest income	53	120
Total other income	53	120
Net Loss	$(56,670)	$(23,081)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(0.75)	$(0.41)

Basic and diluted weighted average number of common shares outstanding	76,031,595	55,830,582

The accompanying notes are an integral part of these financial statements.

CHECKPOINT THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

					Common	Additional		Total
	Class A Common Shares		Common Shares		Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2019	7,000,000	$1	47,004,764	$5	$2,510	$136,442	$(120,111)	$18,847
Issuance of common shares, net of offering costs - At-the-market offering	—	—	5,104,234	—	—	12,393	—	12,393
Issuance of common shares, net of offering costs - Public offering	—	—	7,321,429	1	—	18,908	—	18,909
Stock-based compensation expense	—	—	1,117,340	—	—	2,780	—	2,780
Issuance of common shares - Founders Agreement	—	—	1,769,930	—	(2,510)	3,411	—	901
Common shares issuable - Founders Agreement	—	—	—	—	4,617	—	—	4,617
Exercise of warrants	—	—	102,742	—	—	13	—	13
Net loss	—	—	—	—	—	—	(23,081)	(23,081)
Balances at December 31, 2020	7,000,000	$1	62,420,439	$6	$4,617	$173,947	$(143,192)	$35,379
Issuance of common shares, net of offering costs - At-the-market offering	—	—	11,899,983	2	—	40,267	—	40,269
Stock-based compensation expense	—	—	1,213,346	—	—	3,137	—	3,137
Issuance of common shares - Founders Agreement	—	—	2,039,939	—	(4,617)	5,650	—	1,033
Common shares issuable - Founders Agreement	—	—	—	—	6,598	—	—	6,598
Exercise of warrants	—	—	698	—	—	—	—	—
Net loss	—	—	—	—	—	—	(56,670)	(56,670)
Balances at December 31, 2021	7,000,000	$1	77,574,405	$8	$6,598	$223,001	$(199,862)	$29,746

The accompanying notes are an integral part of these financial statements.

CHECKPOINT THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(56,670)	$(23,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,137	2,780
Issuance of common shares - Founders Agreement	1,033	901
Common shares issuable - Founders Agreement	6,598	4,617
Changes in operating assets and liabilities:
Prepaid expenses and other assets	828	(941)
Other receivables - related party	3	6
Accounts payable and accrued expenses	18,765	(833)
Net cash used in operating activities	(26,306)	(16,551)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock - Public offering	—	20,500
Offering costs for the issuance of common stock - Public offering	—	(1,660)
Proceeds from issuance of common stock - At-the-market offering	41,279	12,767
Offering costs for the issuance of common stock - At-the-market offering	(1,010)	(374)
Proceeds from the exercise of warrants	—	13
Net cash provided by financing activities	40,269	31,246
Net increase in cash and cash equivalents	13,963	14,695
Cash and cash equivalents at beginning of period	40,772	26,077
Cash and cash equivalents at end of period	$54,735	$40,772
Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$4,617	$2,510

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2021, the Company had an accumulated deficit of $199.9 million.

During the year ended December 31, 2021, the Company sold a total of 11,899,983 shares of common stock under the ATM for aggregate total gross proceeds of approximately $41.3 million at an average selling price of $3.47 per share, resulting in net proceeds of approximately $40.3 million after deducting commissions and other transaction costs.

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

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

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

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

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

Pursuant to the Founders Agreement, the Company issued 2,121,422 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully-diluted outstanding equity of Checkpoint on January 1, 2022.  Because the number of outstanding shares issuable to Fortress was determinable on January 1, 2022 prior to the issuance of the December 31, 2021 financial statements, the Company recorded approximately $6.6 million in research and development expense and a credit to Common shares issuable - Founders Agreement during the year ended December 31, 2021.

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

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

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

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

Incremental contract costs are expensed when incurred when the amortization period of the asset that would have been recognized is one year or less; otherwise, incremental contract costs are recognized as an asset and amortized over time as services are provided to a customer.

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit. As of December 31, 2021 and December 31, 2020, the Company determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset.

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A common stock pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The following table summarizes potentially dilutive securities outstanding at December 31, 2021 and 2020 that were excluded from the computation of diluted net loss per share, as they would be anti-dilutive:

	December 31,
	2021	2020
Warrants (Note 6)	12,493	57,515
Stock options (Note 6)	270,000	220,000
Unvested restricted stock (Note 6)	4,512,701	3,869,896
Total	4,795,194	4,147,411

Coronavirus Aid, Relief and Economic Security Act (“CARES Act”)

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods and modifications to the net interest deduction limitations. The CARES Act did not have a material impact on the Company’s income tax provision for 2021. The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

On December 27, 2020, the President of the United States signed the Consolidated Appropriations Act, 2021 (“Consolidated Appropriations Act”) into law. The Consolidated Appropriations Act is intended to enhance and expand certain provisions of the CARES Act, allows for the deductions of expenses related to the Payroll Protection Program funds received by companies, and provides an update to meals and entertainment expensing for 2021. The Consolidated Appropriations Act did not have a material impact to the Company’s income tax provisions for 2021 and 2020. The Company will continue to evaluate the impact of the Consolidated Appropriations Act on its financial position, results of operations and cash flows.

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

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

In December 2021 the Company expensed a non-refundable milestone payment of $4.0 million upon the first patient dosed in a Phase 3 clinical study of its anti-PD-LI antibody cosibelimab, which is included in the Statements of Operations for the year ended December 31, 2021.

In connection with the license agreement with Dana-Farber, the Company entered into a collaboration agreement with TGTX, which was amended and restated in June 2019, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retains the right to develop and commercialize these antibodies in solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the original collaboration agreement, TGTX paid the Company $0.5 million, representing an upfront licensing fee. Upon the signing of the amended and restated collaboration agreement in June 2019, TGTX paid the Company an additional $1.0 million upfront licensing fee. The Company is eligible to receive substantive potential milestone payments for the anti-PD-L1 program of up to an aggregate of approximately $27.6 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $8.4 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $19.2 million upon regulatory filings and first commercial sales in specified territories. The Company is also eligible to receive substantive potential milestone payments for the anti-GITR antibody program of up to an aggregate of approximately $21.5 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, the Company is eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales for both programs, in addition to royalty payments based on a tiered low double-digit percentage of net sales. The Company also receives an annual license maintenance fee, which is creditable against future milestone payments or royalties. TGTX also pays the Company for its out-of-pocket costs of material used by TGTX for their development activities. For the years ended December 31, 2021 and 2020, the Company recognized approximately $0.2 million and $1.0 million, respectively, in revenue related to the collaboration agreement in the Statements of Operations. The revenue for the year ended December 31, 2020 included a milestone of $925,000 upon the 12th patient dosed in a phase 1 clinical trial for the anti-PD-L1 antibody cosibelimab during March 2020.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

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

In December 2021 the Company expensed non-refundable milestone payments of $2.4 million upon the first patient dosed in a Phase 3 clinical study of its anti-PD-LI antibody cosibelimab, which is included in the Statements of Operations for the year ended December 31, 2021. The expense included the amount due for the first patient dosed in a Phase 2 clinical study of cosibelimab, which was payable upon the achievement of a later-stage clinical milestone.

NeuPharma, Inc.

In March 2015, Fortress entered into an exclusive license agreement with NeuPharma, Inc. (“NeuPharma”) to develop and commercialize novel irreversible, 3rd generation EGFR inhibitors, including olafertinib, on a worldwide basis other than certain Asian countries. On the same date, Fortress assigned all of its right and interest in the EGFR inhibitors to the Company. Under the terms of the license agreement, the Company paid NeuPharma an up-front licensing fee of $1.0 million, and NeuPharma is eligible to receive payments of up to an aggregate of approximately $40.0 million upon the Company’s successful achievement of certain clinical development and regulatory milestones in up to three indications, of which $22.5 million are due upon various regulatory approvals to commercialize the products. In addition, NeuPharma is eligible to receive payments of up to an aggregate of $40.0 million upon the Company’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered mid to high-single digit percentage of net sales.

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

In connection with the license agreement with Jubilant, the Company entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retains the right to develop and commercialize these compounds in the field of solid tumors. Under the terms of the sublicense agreement, TGTX paid the Company $1.0 million, representing an upfront licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.2 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, the Company is eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays the Company 50% of IND enabling costs and patent expenses. For each of the years ended

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

December 31, 2021 and 2020, the Company recognized approximately $0.1 million in revenue related to the sublicense agreement in the Statements of Operations.

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

The milestone payments are based on successful achievement of clinical development, regulatory, and sales milestones. Because these payments are contingent on the occurrence of a future event, they represent variable consideration and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The sales-based royalty payments are recognized as revenue when the subsequent sales occur. The Company also receives variable consideration for certain research and development, out-of-pocket material costs and patent maintenance related activities that are dependent upon the Company’s actual expenditures under the collaborations and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Revenue is recognized approximately when the amounts become due because it relates to an already satisfied performance obligation. For the year ended December 31, 2021, the Company did not receive any milestones or royalty payments.

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

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of the Company’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of its Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. For the years ended December 31, 2021 and 2020, the Company recognized $0.5 million in expense on its Statements of Operations related to the MSA.

Caribe BioAdvisors, LLC

In December 2016, the Company entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For the years ended December 31, 2021 and 2020, the Company recognized approximately $110,000 and $111,000, respectively, in expense in its Statements of Operations related to the advisory agreement, including $50,000 and $51,000, respectively, in expense related to annual equity incentive grants.

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

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of December 31, 2021 and 2020, there was no litigation against the Company.

Note 6 - Stockholders’ Equity

Common Stock

At the Company’s 2021 Annual Meeting of Stockholders held on June 9, 2021, its stockholders approved an amendment to its certificate of incorporation to increase the number of authorized shares of common stock available to issue by 40,000,000 to 135,000,000 with a par value of $0.0001 per share, of which 7,000,000 shares are designated as “Class A common stock.” The amendment was filed with the Secretary of State of the State of Delaware on June 10, 2021.

As of December 31, 2021 and 2020, there were 7,000,000 shares of Class A common stock issued and outstanding to Fortress. Dividends are to be distributed pro-rata to the Class A and common stockholders. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stockholders are entitled to a number of votes per share equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

In November 2017, the Company filed a shelf registration statement on Form S-3 (the “2017 S-3”), which was declared effective in December 2017. Under the 2017 S-3, the Company may sell up to a total of $100 million of its securities. In connection with the 2017 S-3, the Company entered into an ATM (the “2017 ATM”) with Cantor Fitzgerald & Co., Ladenburg Thalmann & Co. Inc. and H.C. Wainwright & Co., LLC (each an “Agent” and collectively, the “Agents”), relating to the sale of shares of common stock. Under the ATM, the Company pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock.

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

During the year ended December 31, 2021, the Company sold a total of 11,899,983 shares of common stock under the ATM for aggregate total gross proceeds of approximately $41.3 million at an average selling price of $3.47 per share, resulting in net proceeds of approximately $40.3 million after deducting commissions and other transaction costs.

Pursuant to the Founders Agreement, the Company issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the offerings noted above. Accordingly, the Company issued 297,490 shares and 310,625 shares to Fortress for the year ended December 31, 2021 and 2020, respectively, and recorded expenses of approximately $1.0 million and $0.9 million related to these stock grants, which is included in general and administrative expenses in the Company’s Statements of Operations for the years ended December 31, 2021 and 2020, respectively.

Pursuant to the Founders Agreement, the Company issued 2,121,422 and 1,742,449 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully-diluted outstanding equity of Checkpoint on January 1, 2022 and January 1, 2021, respectively (see Notes 2 and 4).

Subsequent to the offerings noted above, approximately $54.6 million of securities remain available for sale under the 2020 S-3. The Company may offer the securities under the 2020 S-3 from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders.

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

As of December 31, 2021, 3,025,119 shares are available for issuance under the 2015 Incentive Plan.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activity for the year ended December 31, 2021 and 2020:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2019	3,303,839	$4.29
Granted	1,117,340	2.39
Vested	(551,283)	5.23
Nonvested at December 31, 2020	3,869,896	$3.61
Granted	1,229,012	2.86
Forfeited	(15,666)	2.24
Vested	(570,541)	4.10
Non-vested at December 31, 2021	4,512,701	$3.35

As of December 31, 2021, there was $3.0 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.9 years. This amount does not include, as of December 31, 2021, 433,334 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Stock Options

The following table summarizes stock option award activity for the year ended December 31, 2021 and 2020:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Stock Options	Exercise Price	(in years)
Outstanding as of December 31, 2019	160,000	$3.64	8.56
Granted	60,000	2.04
Outstanding as of December 31, 2020	220,000	$3.20	8.04
Granted	50,000	2.85
Outstanding as of December 31, 2021	270,000	$3.14	7.44
Vested and exercisable as of December 31, 2021	75,000	$2.33	7.57

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

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

Warrants

A summary of warrant activities for year ended December 31, 2021 and 2020 is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Warrants	Exercise Price	(in years)
Outstanding as of December 31, 2019	4,207,447	$6.81	1.25
Exercised	(102,742)	0.13
Expired	(4,047,190)	7.00
Outstanding as of December 31, 2020	57,515	$5.39	1.22
Exercised	(698)	0.00
Expired	(44,324)	7.00
Outstanding as of December 31, 2021	12,493	$0.00	3.83

Upon the exercise of warrants, the Company will issue new shares of its common stock.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the years ended December 31, 2021 and 2020 (in thousands).

	For the year ended December 31,
	2021	2020
Research and development	$684	$617
General and administrative	2,453	2,163
Total stock-based compensation expense	$3,137	$2,780

Note 7 - Income Taxes

The Company has accumulated net losses since inception and has not recorded an income tax provision or benefit during the years ended December 31, 2021 and 2020.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	For the Year Ended December 31,
	2021	2020
Percentage of pre-tax income:
Statutory federal income tax rate	21%	21%
State taxes, net of federal tax benefit	6%	5%
Credits	1%	—%
Change in state tax rate	1%	(1)%
Provision to return	(1)%	1%
Stock based compensation	—%	(1)%
Other	(3)%	(1)%
Change in valuation allowance	(25)%	(24)%
Income taxes provision (benefit)	—%	—%

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

The components of the net deferred tax asset as of December 31, 2021 and 2020 are the following (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryovers	$38,991	$27,537
Stock compensation and other	1,193	2,191
Amortization of license	8,950	5,560
Accruals and reserves	157	178
Tax credits	2,136	1,781
Start Up Costs	27	28
Total deferred tax assets	51,454	37,275
Less valuation allowance	(51,454)	(37,275)
Deferred tax asset, net of valuation allowance	$—	$—

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset. A valuation allowance of approximately $51.5 million and $37.3 million was recorded for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had federal and state net operating loss carryforwards of approximately $143.6 million and $136.1 million, respectively. Approximately $112.6 million of the federal net operating loss carryforwards and $1.6 million of the state net operating loss carryforwards can be carried forward indefinitely. The remaining $31.2 million of federal and $134.5 million of state net operating loss carryforwards will begin to expire, if not utilized, by 2034 and 2034, respectively. The Company has $1.2 million of research and development credit carryforwards and $1.0 million of orphan drug credit carryforwards, which will begin to expire, if not utilized, by 2034. Utilization of the net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended and similar state provisions.

There are no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s financial statements for the year ended December 31, 2021 and 2020. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the period ended December 31, 2021 and 2020. The Company would classify interest and penalties related to uncertain tax positions as income tax expense, if applicable.

The federal and state tax returns for the periods ended December 31, 2018, 2019 and 2020 are currently open for examination under the applicable federal and state income tax statues of limitations. The Company is currently under examination by the New York City Department Finance for the 2016, 2017 and 2018 tax years. While the outcomes of the examinations are unknown, the Company does not expect any material adjustments.

Note 8 - Accounts Payable and Accrued Expenses

At December 31, 2021 and 2020, accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Accounts payable	$16,139	$3,438
Accrued compensation	843	535
Research and development	7,704	2,009
Other	233	385
Total accounts payable and accrued expenses	$24,919	$6,367

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Checkpoint Therapeutics, Inc.
By:	/s/ James F. Oliviero
Name: James F. Oliviero
Title: President, Chief Executive Officer and Director
March 28, 2022

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

Signature	Title	Date

/s/ James F. Oliviero	President, Chief Executive Officer and Director	March 28, 2022
James F. Oliviero	(Principal Executive Officer)

/s/ Garrett Gray	Chief Financial Officer	March 28, 2022
Garrett Gray	(Principal Financial Officer)

/s/ Michael S. Weiss	Chairman of the Board	March 28, 2022
Michael S. Weiss

/s/ Lindsay A. Rosenwald	Director	March 28, 2022
Lindsay A. Rosenwald, M.D.

/s/ Scott Boilen	Director	March 28, 2022
Scott Boilen

/s/ Neil Herskowitz	Director	March 28, 2022
Neil Herskowitz

/s/ Barry Salzman	Director	March 28, 2022
Barry Salzman

/s/ Christian Bechon	Director	March 28, 2022
Christian Bechon