Form 10-Q
period 2022-03-31
Checkpoint Therapeutics, Inc.
filed 2022-05-12
CIK 1651407

z

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES     ☐    NO     ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 9, 2022
Class A Common Stock, $0.0001 par value	7,000,000
Common Stock, $0.0001 par value	84,026,442

CHECKPOINT THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended March 31, 2022

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

Item 1. Financial Statements.

Checkpoint Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$41,476	$54,735
Prepaid expenses and other assets	1,378	976
Other receivables - related party	52	17
Total current assets	42,906	55,728
Total Assets	$42,906	$55,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$21,675	$24,919
Accounts payable and accrued expenses - related party	1,015	1,063
Total current liabilities	22,690	25,982
Total Liabilities	22,690	25,982

Commitments and Contingencies (note 5)

Stockholders’ Equity
Common Stock ($0.0001 par value), 135,000,000 shares authorized as of March 31, 2022 and December 31, 2021
Class A common shares, 7,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1	1
Common shares, 83,801,242 and 77,574,405 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	8	8
Common stock issuable, 0 and 2,121,422 shares as of March 31, 2022 and December 31, 2021, respectively	—	6,598
Additional paid-in capital	236,917	223,001
Accumulated deficit	(216,710)	(199,862)
Total Stockholders’ Equity	20,216	29,746
Total Liabilities and Stockholders’ Equity	$42,906	$55,728

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2022	2021
Revenue - related party	$52	$68

Operating expenses:
Research and development	14,670	4,213
General and administrative	2,243	2,373
Total operating expenses	16,913	6,586
Loss from operations	(16,861)	(6,518)

Other income
Interest income	13	13
Total other income	13	13
Net Loss	$(16,848)	$(6,505)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(0.20)	$(0.09)

Basic and diluted weighted average number of common shares outstanding	85,049,895	70,303,387

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

For the Three Months Ended March 31, 2022

					Common	Additional		Total
	Class A Common Shares		Common Shares		Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2021	7,000,000	$1	77,574,405	$8	$6,598	$223,001	$(199,862)	$29,746
Issuance of common shares, net of offering costs - At-the-market offering	—	—	3,741,939	—	—	8,045	—	8,045
Issuance of common shares - Founders Agreement	—	—	2,214,964	—	(6,598)	6,794	—	196
Stock-based compensation expense	—	—	918,500	—	—	775	—	775
Net settlement of shares withheld for payment of employee taxes	—	—	(648,566)	—	—	(1,698)	—	(1,698)
Net loss	—	—	—	—	—	—	(16,848)	(16,848)
Balances at March 31, 2022	7,000,000	$1	83,801,242	$8	$—	$236,917	$(216,710)	$20,216

For the Three Months Ended March 31, 2021

					Common	Additional		Total
	Class A Common Shares		Common Shares		Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2020	7,000,000	$1	62,420,439	$6	$4,617	$173,947	$(143,192)	$35,379
Issuance of common shares, net of offering costs - At-the-market offering	—	—	7,025,309	1	—	23,892	—	23,893
Issuance of common shares - Founders Agreement	—	—	1,918,074	—	(4,617)	5,251	—	634
Stock-based compensation expense	—	—	800,000	—	—	774	—	774
Net loss	—	—	—	—	—	—	(6,505)	(6,505)
Balances at March 31, 2021	7,000,000	$1	72,163,822	$7	$—	$203,864	$(149,697)	$54,175

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the three months ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(16,848)	$(6,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	775	774
Issuance of common shares - Founders Agreement	196	634
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(402)	475
Other receivables - related party	(35)	(48)
Accounts payable and accrued expenses	(3,292)	13
Net cash used in operating activities	(19,606)	(4,657)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock - At-the-market offering	8,209	24,569
Offering costs for the issuance of common stock - At-the-market offering	(164)	(651)
Net settlement of shares withheld for payment of employee taxes	(1,698)	—
Net cash provided by financing activities	6,347	23,918

Net increase (decrease) in cash and cash equivalents	(13,259)	19,261
Cash and cash equivalents at beginning of period	54,735	40,772
Cash and cash equivalents at end of period	$41,476	$60,033

Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$6,598	$4,617
Issuance of common shares - Public offering (offering costs incurred but not paid)	$—	25

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2022, the Company had an accumulated deficit of $216.7 million.

During the three months ended March 31, 2022, the Company sold a total of 3,741,939 shares of common stock under an At-the-Market Issuance Sales Agreement (“ATM”), at an average selling price of $2.19 per share, resulting in aggregate total gross proceeds of approximately $8.2 million and net proceeds of approximately $8.0 million after deducting approximately $0.2 million in commissions and other transaction costs.

The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, which may include financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. The Company currently anticipates that its cash and cash equivalents balances at March 31, 2022 will be sufficient to fund its anticipated operating cash requirements for at least one year from the filing date of this Quarterly Report on Form 10-Q.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They may not include all of the information and notes required by GAAP for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2021, which were included in the Company’s Form 10-K, and filed with the SEC on March 28, 2022. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Pursuant to the Founders Agreement, the Company issued 2,121,422 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully diluted outstanding equity of Checkpoint on January 1, 2022. Because the number of outstanding shares issuable to Fortress was determinable on January 1, 2022 prior to the issuance of the December 31, 2021 financial statements, the Company recorded approximately $6.6 million in research and development expense and a credit to Common shares issuable - Founders Agreement during the year ended December 31, 2021.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. For tax positions that are more likely than not to be sustained upon audit, the Company recognizes the largest amount with a greater than 50% likelihood of being realized. The Company does not recognize any portion of the benefit for tax positions that are not more likely than not to be sustained upon audit. As of March 31, 2022 and December 31, 2021, the Company determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset.

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A common stock pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The following table summarizes potentially dilutive securities outstanding at March 31, 2022 and 2021 that were excluded from the computation of diluted net loss per share, as they would be anti-dilutive:

	March 31,
	2022	2021
Warrants (Note 6)	12,493	13,191
Stock options (Note 6)	270,000	250,000
Unvested restricted stock (Note 6)	3,446,591	4,240,647
Total	3,729,084	4,503,838

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

On December 27, 2020, the President of the United States signed the Consolidated Appropriations Act, 2021 (“Consolidated Appropriations Act”) into law. The Consolidated Appropriations Act is intended to enhance and expand certain provisions of the CARES Act, allows for the deductions of expenses related to the Payroll Protection Program funds received by companies, and provides an update to meals and entertainment expensing for 2021. The Consolidated Appropriations Act did not have a material impact to the Company’s income tax provision for 2021 and the Company does not believe it will have a material impact on its income tax provision for 2022. The Company will continue to evaluate the impact of the Consolidated Appropriations Act on its financial position, results of operations and cash flows.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2021 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

During the three-month period ended March 31, 2022, there were no new accounting pronouncements or updates to recently issued accounting pronouncements as disclosed in the Company’s Form 10-K for the year ended December 31, 2021 that affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

In December 2021 the Company expensed a non-refundable milestone payment of $4.0 million upon the first patient dosed in a Phase 3 clinical study of its anti-PD-LI antibody cosibelimab.

In connection with the license agreement with Dana-Farber, the Company entered into a collaboration agreement with TGTX, which was amended and restated in June 2019, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retains the right to develop and commercialize these antibodies in solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the original collaboration agreement, TGTX paid the Company $0.5 million, representing an upfront licensing fee. Upon the signing of the amended and restated collaboration agreement in June 2019, TGTX paid the Company an additional $1.0 million upfront licensing fee. The Company is eligible to receive substantive potential milestone payments for the anti-PD-L1 program of up to an aggregate of approximately $27.6 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $8.4 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $19.2 million upon regulatory filings and first commercial sales in specified territories. The Company is also eligible to receive substantive potential milestone payments for the anti-GITR antibody program of up to an aggregate of approximately $21.5 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, the Company is eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales for both programs, in addition to royalty payments based on a tiered low double-digit percentage of net sales. The Company also receives an annual license maintenance fee, which is creditable against future milestone payments or royalties. TGTX also pays the Company for its out-of-pocket costs of material used by TGTX for their development activities. For the three months ended March 31, 2022 and 2021, the Company recognized approximately $31,000 and $45,000, respectively, in revenue related to the collaboration agreement in the Condensed Statements of Operations.

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

In December 2021 the Company expensed non-refundable milestone payments of $2.4 million upon the first patient dosed in a Phase 3 clinical study of its anti-PD-LI antibody cosibelimab. The expense included the amount due for the first patient dosed in a Phase 2 clinical study of cosibelimab, which was payable upon the achievement of a later-stage clinical milestone.

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

In connection with the license agreement with Jubilant, the Company entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retains the right to develop and commercialize these compounds in the field of solid tumors. Under the terms of the sublicense agreement, TGTX paid the Company $1.0 million, representing an upfront licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.2 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, the Company is eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays the Company 50% of IND enabling costs and patent expenses. For the three months ended March 31, 2022 and 2021, the Company recognized approximately $21,000 and $23,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations.

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

The milestone payments are based on successful achievement of clinical development, regulatory, and sales milestones. Because these payments are contingent on the occurrence of a future event, they represent variable consideration and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The sales-based royalty payments are recognized as revenue when the subsequent sales occur. The Company also receives variable consideration for certain research and development, out-of-pocket material costs, and patent maintenance related activities. These amounts are dependent upon the Company’s actual expenditures under the collaborations and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. As this revenue relates to an already satisfied performance obligation, it is recognized approximately when the amounts become due. For the three months ended March 31, 2022, the Company did not receive any milestone or royalty payments.

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

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of the Company’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of its Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. The MSA shall be automatically extended for additional five-year periods unless Fortress or the Company provides notice to the other party of its desire not to automatically extend the term. For the three months ended March 31, 2022 and 2021, the Company recognized $125,000 in expense on its Condensed Statements of Operations related to the MSA.

Caribe BioAdvisors, LLC

In December 2016, the Company entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For the three months ended March 31, 2022 and 2021, the Company recognized approximately $27,000 in expense in its Condensed Statements of Operations related to the advisory agreement, including approximately $12,000 in expense related to annual equity incentive grants.

Note 5 – Commitments and Contingencies

Leases

The Company is not a party to any leases for office space or equipment.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

License Agreements

The Company has undertaken to make contingent milestone payments to the licensors of its portfolio of product candidates. In addition, the Company would pay royalties to such licensors based on a percentage of net sales of each product candidate following regulatory marketing approval (See Note 3).

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of March 31, 2022, and December 31, 2021, there was no litigation against the Company.

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

As of March 31, 2022 and December 31, 2021, there were 7,000,000 shares of Class A common stock issued and outstanding to Fortress. Dividends are to be distributed pro-rata to the Class A and common stockholders. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stockholders are entitled to a number of votes per share equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

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

During the three months ended March 31, 2022, the Company sold a total of 3,741,939 shares of common stock under the ATM, at an average selling price of $2.19 per share, resulting in aggregate total gross proceeds of approximately $8.2 million and net proceeds of approximately $8.0 million after deducting approximately $0.2 million in commissions and other transaction costs.

Pursuant to the Founders Agreement, the Company issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the offering noted above. Accordingly, the Company issued 93,542 shares of common stock to Fortress and recorded expense of approximately $196,000 related to these stock grants, which is included in general and administrative expenses in the Company’s Condensed Statements of Operations for the three months ended March 31, 2022.

Pursuant to the Founders Agreement, the Company issued 2,121,422 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully diluted outstanding equity of Checkpoint on January 1, 2022 (see Notes 2 and 4).

As of March 31, 2022, approximately $46.4 million of securities remain available for sale under the S-3. The Company may offer the securities under the S-3 from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders.

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

As of March 31, 2022, 2,755,185 shares are available for issuance under the 2015 Incentive Plan.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activity for the three months ended March 31, 2022:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested at December 31, 2021	4,512,701	$3.35
Granted	968,500	2.53
Forfeited	(50,000)	2.53
Vested	(1,984,610)	3.67
Non-vested at March 31, 2022	3,446,591	$2.95

As of March 31, 2022, there was $4.4 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.1 years. This amount does not include, as of March 31, 2022, 513,334 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense for time-based vesting awards is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Stock Options

The following table summarizes stock option award activity for the three months ended March 31, 2022:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Stock Options	Exercise Price	(in years)
Outstanding as of December 31, 2021	270,000	$3.14	7.44
Granted	—	—	—
Outstanding as of March 31, 2022	270,000	$3.14	7.19
Vested and exercisable as of March 31, 2022	135,000	$2.32	7.53

Upon the exercise of stock options, the Company will issue new shares of its common stock.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The Company used the Black-Scholes option pricing model for determining the estimated fair value of stock-based compensation related to stock options. The table below summarizes the assumptions used:

	For the Three Months Ended March 31,
	2022	2021
Risk-free interest rate	—%	1.04%
Expected dividend yield	—	—
Expected term in years	—	10.0
Expected volatility	—%	102.71%

Warrants

A summary of warrant activities for the three months ended March 31, 2022 is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Warrants	Exercise Price	(in years)
Outstanding as of December 31, 2021	12,493	$0.00	3.83
Exercised	—	—	—
Outstanding as of March 31, 2022	12,493	$0.00	3.58

Upon the exercise of warrants, the Company will issue new shares of its common stock.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the three months ended March 31, 2022 and 2021 ($ in thousands):

	For the three months ended March 31,
	2022	2021
Research and development	$247	$161
General and administrative	528	613
Total stock-based compensation expense	$775	$774

Note 7 - Accounts Payable and Accrued Expenses

At March 31, 2022 and December 31, 2021, accounts payable and accrued expenses consisted of the following ($ in thousands):

	March 31,	December 31,
	2022	2021
Accounts payable	$9,859	$16,139
Accrued compensation	339	843
Research and development	11,180	7,704
Other	297	233
Total accounts payable and accrued expenses	$21,675	$24,919

Item 2. Financial Information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In January 2022, we announced topline results from a registration-enabling cohort of our multi-regional, Phase 1 clinical trial of cosibelimab in patients with metastatic CSCC. The cohort met its primary endpoint, with cosibelimab demonstrating a confirmed objective response rate (“ORR”) of 47.4% (95% CI: 36.0, 59.1) based on independent central review of 78 patients enrolled in the metastatic CSCC cohort using Response Evaluation Criteria in Solid Tumors version 1.1 (“RECIST 1.1”).

In December 2021, we announced the initiation of our CONTERNO study, a multi-regional, open-label, multi-center, randomized Phase 3 trial of cosibelimab in combination with pemetrexed and platinum chemotherapy for the first-line treatment of patients with NSCLC. The primary endpoint for the CONTERNO Phase 3 trial is overall survival (“OS”), and key secondary endpoints include progression-free survival (“PFS”), ORR and safety.

We have also entered into various collaboration agreements with TG Therapeutics, Inc. (“TGTX”), a related party, to develop and commercialize certain assets in connection with our licenses in the field of hematological malignancies, while we retain the right to develop and commercialize these assets in solid tumors.

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2022, we have an accumulated deficit of $216.7 million.

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

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. We evaluate our estimates and judgments on an ongoing basis, including, but not limited to, those related to research and development expenses, accrued research and development expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a discussion of our critical accounting estimates, see the MD&A in the 2021 Form 10-K. There were no material changes in our critical accounting estimates or accounting policies from December 31, 2021.

Accounting Pronouncements

During the three-month period ended March 31, 2022, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2021 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenue

For the three months ended March 31, 2022, revenue was approximately $52,000 compared to approximately $68,000 for the three months ended March 31, 2021, a decrease of approximately $16,000. The current and prior period revenue consisted of patent fees related to our collaborations with TGTX.

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

For the three months ended March 31, 2022, research and development expenses were approximately $14.7 million, compared to $4.2 million for the three months ended March 31, 2021, an increase of $10.5 million. The current period research and development expenses primarily consisted of $9.3 million related to manufacturing costs as we continue our validation work for cosibelimab, $3.2 million related to clinical costs for our product candidates, $0.9 million related to salary expenses, and $0.2 million related to stock compensation expense. The prior period research and development expenses primarily consisted of $2.3 million related to clinical costs for our product candidates, $1.0 million related to manufacturing costs of our product candidates, $0.2 million related to salary expenses, and $0.2 million related to stock compensation expense.

We anticipate our research and development expenses to decrease for the remainder of 2022.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities, marketing and facilities-related expenses.

For the three months ended March 31, 2022, general and administrative expenses were approximately $2.2 million, compared to $2.4 million for the three months ended March 31, 2021, a decrease of $0.2 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $0.5 million, $0.5 million related to salary expenses, $0.3 million related to legal and accounting fees, $0.1 million related to investor relation fees, and $0.2 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock. The prior period general and administrative expenses primarily consisted of stock compensation expense of $0.6 million, $0.3 million related to salary expenses, $0.3 million related to legal and accounting fees, $0.1 million related to investor relation fees and $0.6 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock.

We anticipate our general and administrative expenses will remain relatively consistent for the remainder of 2022.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2022, we had an accumulated deficit of $216.7 million.

Our major sources of cash have been proceeds from the sale of equity securities. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalent balances at March 31, 2022 are sufficient to fund our anticipated operating cash requirements for at least one year from the filing date of this Quarterly Report on Form 10-Q.

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

Cash Flows for the Three Months Ended March 31, 2022 and 2021

Operating Activities

Net cash used in operating activities was approximately $19.6 million for the three months ended March 31, 2022, compared to approximately $4.7 million for the three months ended March 31, 2021. The increase in net cash used in operating activities was primarily related to an increase in clinical and manufacturing costs related to cosibelimab in the current period.

Investing Activities

There were no investing activities for the three months ended March 31, 2022 and 2021.

Financing Activities

Net cash provided by financing activities was $6.3 million for the three months ended March 31, 2022, compared to $23.9 million for the three months ended March 31, 2021. Cash provided by financing activities was related to the net proceeds from the issuance of common stock as part of our At-the-Market Issuance Sales Agreement offerings.  The current period amount was partially offset by cash paid for taxes related to the net settlement of shares for employee stock vestings.

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

With respect to the quarter ended March 31, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014 and have an accumulated deficit of $216.7 million as of March 31, 2022. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

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

Risks Inherent in Drug Development and Commercialization

Results of preclinical studies and early clinical trials are not necessarily predictive of future results and, as a result, any product candidate we advance may not have favorable results in later clinical trials or receive regulatory approval. Moreover, interim, “top-line,” and preliminary data from clinical trials that we announce or publish may change, or the perceived product profile may be negatively impacted as more patient data or additional endpoints (including efficacy and safety) are analyzed.

Pharmaceutical development has inherent risks. The outcome of preclinical development testing and early clinical trials may not be predictive of the outcome of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain marketing approval of their product candidates. Once a product candidate has displayed sufficient preclinical data to warrant clinical investigation, we will be required to demonstrate, through adequate and well-controlled clinical trials, that our product candidates are effective and have a favorable benefit-risk profile for use in populations for the target indications before we can seek regulatory approvals for the product candidates’ commercial sale. Despite promising preclinical results, many drug candidates fail in the early stages of clinical development for safety and tolerability issues or for insufficient clinical activity. Accordingly, no assurance can be made that a safe and efficacious dose can be found for these drug candidates, or that they will ever enter into advanced clinical trials alone or in combination with other product candidates. Moreover, success in early clinical trials does not guarantee success in later clinical trials because, despite having progressed through initial clinical testing, product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy. Companies frequently experience significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. There is an extremely high rate of failure of pharmaceutical candidates proceeding through clinical trials.

Individually reported clinical trial patient outcomes may not be representative of the entire population of treated patients in such studies. In addition, registration or larger scale Phase 3 studies, which are often conducted internationally, are inherently subject to increased operational risks compared to earlier stage studies, including the risk that the results could vary on a region to region or country to country basis, which could materially adversely affect the outcome of the study or the opinion of the validity of the study results by applicable regulatory agencies.

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

Further, from time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, many of the results reported in our early clinical trials rely on local investigator-assessed efficacy outcomes which may be subject to greater variability or subjectivity than results assessed in a blinded, independent, centrally reviewed manner, often required of final or later phase, adequate and well-controlled registration-directed clinical trials. If the results from our registration-directed trials are different from the results found in the earlier studies, we may need to terminate or revise our clinical development plan, which could extend the time for conducting our development program and could have a material adverse effect on our business. Also, time-to-event based endpoints such as duration of response and progression-free survival have the potential to change, sometimes drastically, with longer follow-up. In addition, as patients continue therapy, there can be no assurance that the final safety data from studies, once fully analyzed, will be consistent with prior safety data presented, will be differentiated from other similar agents in the same class, will support continued development, or will be favorable enough to support regulatory approvals for the indications studied.  Further, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses, or may interpret or weigh the importance of data differently, which could impact the value of a program, the approvability or commercialization of a product candidate or product, or our company in general.  The information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and regulators or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line or preliminary data that we report differ from final results, or if third parties, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, or successfully commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

Russian military action in Europe has impacted foreign countries in which we have enrolled, or planned to enroll, patients in our clinical trials and could cause such clinical trials to be delayed or suspended.

In February 2022, Russia commenced a military invasion of Ukraine. Russia’s invasion and the ensuing response by Ukraine has disrupted our ability to conduct clinical trials in Russia, Ukraine, and Belarus. Although the route, length and impact of Russia’s military action is highly unpredictable, our previously active CONTERNO study sites in Russia, and planned sites in Ukraine and Belarus, may be permanently suspended or terminated. Alternative sites to fully and timely compensate for CONTERNO enrollment may not be available. We are evaluating our ability to expand the number of CONTERNO study sites in our planned Latin American, South African and AsiaPac countries, and also evaluating additional countries to conduct this clinical trial. We believe the impact on our cSCC development program is minimal, given no cSCC patients were enrolled in Russia or Belarus, enrollment was previously closed in Ukraine, and only 3 Ukrainian patients were active in the cSCC study at the time the conflict began. Furthermore, Russian military action may prevent the FDA from auditing our clinical sites in impacted countries upon review of our planned BLA for cosibelimab. Interruptions of our clinical trials, particularly of the CONTERNO study, may delay our clinical development and approvals for our product candidates, which could increase our costs and jeopardize our ability to commence product sales and generate revenues.

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

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical studies are conducted in accordance with good laboratory practices (“GLPs”) as appropriate. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices (“GCPs”), for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of our clinical research organizations or other third-party vendors, institutions or investigators fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, and we plan to rely on such third parties for the future commercialization of our approved products, if any. Reliance on third parties increases the risk that we will not have sufficient quantities of our products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

Although we have implemented internal security and business continuity measures and have developed an information technology infrastructure, our internal computer systems, as well as those of current and future third parties on which we rely, are vulnerable to damage from computer viruses and unauthorized access and may fail. Our information technology and other internal infrastructure systems, including corporate firewalls, servers, data center facilities, lab equipment, and internet connection, face the risk of breakdown or other damage or interruption from service interruptions, system malfunctions, natural disasters, terrorism, war, and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), each of which could compromise our system infrastructure or lead to the loss, destruction, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our data or data that is processed or maintained on our behalf, or other assets.

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

31.1

Certification of Principal Executive Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2022.

31.2

Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2022.

32.1	Certification of Principal Executive Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 12, 2022.

32.2	Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 12, 2022.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

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

Checkpoint Therapeutics, Inc.
(Registrant)
Date: May 12, 2022	By:	/s/ James F. Oliviero
James F. Oliviero
President and Chief Executive Officer
(Principal Executive Officer)