Form 10-Q
period 2022-06-30
Checkpoint Therapeutics, Inc.
filed 2022-08-12
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 10, 2022
Class A Common Stock, $0.0001 par value	7,000,000
Common Stock, $0.0001 par value	85,496,962

CHECKPOINT THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended June 30, 2022

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

Risks Related to our Finances and Capital Requirements

●	We have incurred significant losses since our inception and anticipate that we will incur continued losses for the foreseeable future. We have not generated any sales revenue from our development stage products, and we do not know when, or if, we will generate any revenue from sales of an approved product.
●	Our short operating history makes it difficult to evaluate our business and prospects.
●	There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing
●	Our success is contingent upon raising additional capital for our development programs and commercialization efforts, which may fail. Even if successful, our future capital raising activities may dilute our current stockholders, restrict our operations, or require us to relinquish proprietary rights.
●	Our limited resources may cause us to fail to capitalize on programs or product candidates presenting commercial opportunity or high likelihood of success.

Risks Pertaining to our Business Strategy, Structure and Organization

●	Our future growth and success depend on our ability to successfully develop and commercialize our product candidates, which we have yet to do.
●	Our future growth depends on our acquiring or in-licensing products or product candidates and integrating such products into our business.

Risks Inherent in Drug Development and Commercialization

●	Because results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance may not have favorable results in later clinical trials. Moreover, interim, “top-line,” and preliminary data from our clinical trials that we announce or publish may change, or the perceived product profile may be impacted, as more patient data or additional endpoints are analyzed.
●	We may not receive the required regulatory approvals for any of our product candidates on our projected timelines, if at all, which may result in increased costs and delay our ability to generate revenue.
●	If a product candidate demonstrates lack of efficacy or adverse side effects, we may need to abandon or limit the development of such product candidate.
●	We may not obtain the desired labeling claims or intended uses for product promotion, or favorable scheduling classifications, to successfully promote our products.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, and increased regulatory scrutiny.
●	Our competitors have developed or may develop treatments for our products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.
●	If our products are not broadly accepted by the healthcare community, the revenues from any such product will likely be limited.
●	Any successful products liability claim related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of such products.

Risks Related to Reliance on Third Parties

●	We rely, and will rely in the future, on third-party contract research organizations and contract manufacturers for the conduct of our preclinical and clinical studies and trials, for the completion of commercial and pre-commercial manufacturing and, eventually, for commercialization. If such third parties fail to perform contractual obligations, meet deadlines, comply with applicable regulations, or if our relationships with such third parties are disrupted, our product candidates may be delayed, and our revenue potential may be limited.
●	We rely on clinical data and results obtained by third parties, which may prove inaccurate or unreliable.

Risks Relating to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.
●	We may be subject to anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to maintain sufficient patent protection for our technology and products, our competitors could develop and commercialize products similar or identical to ours, impairing our ability to successfully commercialize potential products.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ patents.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Relating to Our Platform and Data

●	Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or third parties’ cybersecurity.

Risks Relating to Our Control by Fortress Biotech, Inc. (“Fortress”)

●	Fortress controls a voting majority of our common stock and has the right to receive significant share grants annually, which will result in dilution of our other stockholders and could reduce the value of our common stock.
●	We have entered into certain agreements with Fortress and may have received better terms from unaffiliated third parties.

Risks Related to Conflicts of Interest

●	The Chairman of our Board of Directors is also the Executive Chairman, President, and Chief Executive Officer of TG Therapeutics, Inc. (“TGTX”). We have entered a collaboration agreement and a sublicense agreement with TGTX, and as a result, certain conflicts of interest may arise.
●	We share certain directors with Fortress, which could create conflicts of interest between us and Fortress.

Item 1. Financial Statements.

Checkpoint Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$30,887	$54,735
Prepaid expenses and other current assets	1,178	976
Other receivables - related party	18	17
Total current assets	32,083	55,728
Total Assets	$32,083	$55,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$23,496	$24,919
Accounts payable and accrued expenses - related party	1,125	1,063
Total current liabilities	24,621	25,982
Total Liabilities	24,621	25,982

Commitments and Contingencies (note 5)

Stockholders’ Equity
Common Stock ($0.0001 par value), 135,000,000 shares authorized as of June 30, 2022 and December 31, 2021
Class A common shares, 7,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1	1
Common shares, 84,905,751 and 77,574,405 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	8	8
Common stock issuable, 0 and 2,121,422 shares as of June 30, 2022 and December 31, 2021, respectively	—	6,598
Additional paid-in capital	238,305	223,001
Accumulated deficit	(230,852)	(199,862)
Total Stockholders’ Equity	7,462	29,746
Total Liabilities and Stockholders’ Equity	$32,083	$55,728

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenue - related party	$18	$155	$70	$223

Operating expenses:
Research and development	12,053	7,198	26,723	11,411
General and administrative	2,129	2,114	4,372	4,487
Total operating expenses	14,182	9,312	31,095	15,898
Loss from operations	(14,164)	(9,157)	(31,025)	(15,675)

Other income
Interest income	22	13	35	26
Total other income	22	13	35	26
Net Loss	$(14,142)	$(9,144)	$(30,990)	$(15,649)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(0.16)	$(0.12)	$(0.36)	$(0.21)

Basic and diluted weighted average number of common shares outstanding	87,509,824	75,492,853	86,286,655	72,912,456

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

For the Three Months Ended June 30, 2022

					Common	Additional		Total
	Class A Common Shares		Common Shares		Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at March 31, 2022	7,000,000	$1	83,801,242	$8	$—	$236,917	$(216,710)	$20,216
Issuance of common shares, net of offering costs - At-the-market offering	—	—	563,705	—	—	642	—	642
Issuance of common shares - Founders Agreement	—	—	14,090	—	—	17	—	17
Stock-based compensation expense	—	—	526,714	—	—	729	—	729
Net loss	—	—	—	—	—	—	(14,142)	(14,142)
Balances at June 30, 2022	7,000,000	$1	84,905,751	$8	$—	$238,305	$(230,852)	$7,462

For the Six Months Ended June 30, 2022

					Common	Additional		Total
	Class A Common Shares		Common Shares		Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2021	7,000,000	$1	77,574,405	$8	$6,598	$223,001	$(199,862)	$29,746
Issuance of common shares, net of offering costs - At-the-market offering	—	—	4,305,644	—	—	8,687	—	8,687
Issuance of common shares - Founders Agreement	—	—	2,229,054	—	(6,598)	6,811	—	213
Stock-based compensation expense	—	—	1,445,214	—	—	1,504	—	1,504
Net settlement of shares withheld for payment of employee taxes	—	—	(648,566)	—	—	(1,698)	—	(1,698)
Net loss	—	—	—	—	—	—	(30,990)	(30,990)
Balances at June 30, 2022	7,000,000	$1	84,905,751	$8	$—	$238,305	$(230,852)	$7,462

For the Three Months Ended June 30, 2021

					Common	Additional		Total
	Class A Common Shares		Common Shares		Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at March 31, 2021	7,000,000	$1	72,163,822	$7	$—	$203,864	$(149,697)	$54,175
Issuance of common shares, net of offering costs - At-the-market offering	—	—	3,374,674	1	—	10,823	—	10,824
Issuance of common shares – Founders Agreement	—	—	84,365	—	—	253	—	253
Stock-based compensation expense	—	—	119,012	—	—	766	—	766
Net loss	—	—	—	—	—	—	(9,144)	(9,144)
Balances at June 30, 2021	7,000,000	$1	75,741,873	$8	$—	$215,706	$(158,841)	$56,874

For the Six Months Ended June 30, 2021

					Common	Additional		Total
	Class A Common Shares		Common Shares		Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2020	7,000,000	$1	62,420,439	$6	$4,617	$173,947	$(143,192)	$35,379
Issuance of common shares, net of offering costs - At-the-market offering	—	—	10,399,983	2	—	34,715	—	34,717
Issuance of common shares - Founders Agreement	—	—	2,002,439	—	(4,617)	5,504	—	887
Stock-based compensation expense	—	—	919,012	—	—	1,540	—	1,540
Net loss	—	—	—	—	—	—	(15,649)	(15,649)
Balances at June 30, 2021	7,000,000	$1	75,741,873	$8	$—	$215,706	$(158,841)	$56,874

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the six months ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(30,990)	$(15,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,504	1,540
Issuance of common shares - Founders Agreement	213	887
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(202)	960
Other receivables - related party	(1)	(135)
Accounts payable and accrued expenses	(1,361)	2,032
Net cash used in operating activities	(30,837)	(10,365)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock - At-the-market offering	8,910	35,614
Offering costs for the issuance of common stock - At-the-market offering	(223)	(897)
Net settlement of shares withheld for payment of employee taxes	(1,698)	—
Net cash provided by financing activities	6,989	34,717

Net (decrease) increase in cash and cash equivalents	(23,848)	24,352
Cash and cash equivalents at beginning of period	54,735	40,772
Cash and cash equivalents at end of period	$30,887	$65,124

Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$6,598	$4,617

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

Liquidity, Capital Resources and Going Concern

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2022, the Company had an accumulated deficit of $230.9 million.

During the six months ended June 30, 2022, the Company sold a total of 4,305,644 shares of common stock under an At-the-Market Issuance Sales Agreement (“ATM”), at an average selling price of $2.07 per share, resulting in aggregate total gross proceeds of approximately $8.9 million and net proceeds of approximately $8.7 million after deducting approximately $0.2 million in commissions and other transaction costs.

The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, which may include financing the Company's growth, developing new or existing product candidates, and funding capital expenditures, acquisitions, and investments.

As of June 30, 2022, the Company had cash and cash equivalents of $30.9 million. The Company believes that its cash and cash equivalents are only sufficient to fund its operating expenses into the second quarter of 2023. The Company will need to secure additional funds through equity or debt offerings, or other potential sources such as partnerships to fully develop and commercialize its product candidates. The Company’s estimate as to how long it expects its existing cash to be able to continue to fund its operations is based on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. Further, changing circumstances, some of which may be beyond its control, could cause the Company to consume capital faster than it currently anticipates, and it may need to seek additional funds sooner than planned. The Company cannot be certain that additional funding will be available to it on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this report. The Company’s unaudited condensed financial statements do not contain any adjustments that might result from the outcome of any of the above uncertainty.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Annual Equity Fee

Under the Founders Agreement with Checkpoint dated March 17, 2015, and amended and restated in July 2016 and October 2017 (the “Founders Agreement”), Fortress is entitled to an annual equity fee on January 1 of each year equal to 2.5% of fully diluted outstanding equity of the Company, payable in Checkpoint common shares (“Annual Equity Fee”). The Annual Equity Fee was part of the consideration payable for formation of the Company, identification of certain assets, including the license contributed to Checkpoint by Fortress (see Note 4).

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

Revenue from Contracts with Customers

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers.” The core principle of the standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. For tax positions that are more likely than not to be sustained upon audit, the Company recognizes the largest amount with a greater than 50% likelihood of being realized. The Company does not recognize any portion of the benefit for tax positions that are not more likely than not to be sustained upon audit. As of June 30, 2022 and December 31, 2021, the Company determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset.

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The following table summarizes potentially dilutive securities outstanding at June 30, 2022 and 2021 that were excluded from the computation of diluted net loss per share, as they would be anti-dilutive:

	June 30,
	2022	2021
Warrants (Note 6)	12,493	13,191
Stock options (Note 6)	310,000	270,000
Unvested restricted stock (Note 6)	3,883,205	4,277,201
Total	4,205,698	4,560,392

Coronavirus Aid, Relief and Economic Security Act

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

Recently Issued Accounting Pronouncements

During the six-month period ended June 30, 2022, there were no new accounting pronouncements or updates to recently issued accounting pronouncements as disclosed in the Company’s Form 10-K for the year ended December 31, 2021 that affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

In December 2021, the Company expensed a non-refundable milestone payment of $4.0 million upon the first patient dosed in a Phase 3 clinical study of its anti-PD-LI antibody cosibelimab.

In connection with the license agreement with Dana-Farber, the Company entered into a collaboration agreement with TGTX, which was amended and restated in June 2019, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retains the right to develop and commercialize these antibodies in solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the original collaboration agreement, TGTX paid the Company $0.5 million, representing an upfront licensing fee. Upon the signing of the amended and restated collaboration agreement in June 2019, TGTX paid the Company an additional $1.0 million upfront licensing fee. The Company is eligible to receive substantive potential milestone payments for the anti-PD-L1 program of up to an aggregate of approximately $27.6 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $8.4 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $19.2 million upon regulatory filings and first commercial sales in specified territories. The Company is also eligible to receive substantive potential milestone payments for the anti-GITR antibody program of up to an aggregate of approximately $21.5 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, the Company is eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales for both programs, in addition to royalty payments based on a tiered low double-digit percentage of net sales. The Company also receives an annual license maintenance fee, which is creditable against future milestone payments or royalties. TGTX also pays the Company for its out-of-pocket costs of material used by TGTX for their development activities. For the three months ended June 30, 2022 and 2021, the Company recognized approximately $16,000 and $100,000, respectively, in revenue related to the collaboration agreement in the Condensed Statements of Operations. For the six months ended June 30, 2022 and 2021, the Company recognized approximately $47,000 and $145,000, respectively, in revenue related to the collaboration agreement in the Condensed Statements of Operations.

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

In December 2021 the Company expensed non-refundable milestone payments of $2.4 million upon the first patient dosed in a Phase 3 clinical study of its anti-PD-L1 antibody cosibelimab. The expense included the amount due for the first patient dosed in a Phase 2 clinical study of cosibelimab, which was payable upon the achievement of a later-stage clinical milestone without an earlier-stage clinical milestone having been previously achieved.

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

In connection with the license agreement with Jubilant, the Company entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retains the right to develop and commercialize these compounds in the field of solid tumors. Under the terms of the sublicense agreement, TGTX paid the Company $1.0 million, representing an upfront licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.2 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, the Company is eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays the Company 50% of Investigational New Drug enabling costs and patent expenses. For the three months ended June 30, 2022 and 2021, the Company recognized approximately $2,000 and $55,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations. For the six months ended June 30, 2022 and 2021, the Company recognized approximately $23,000 and $78,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The milestone payments are based on successful achievement of clinical development, regulatory, and sales milestones. Because these payments are contingent on the occurrence of a future event, they represent variable consideration and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The sales-based royalty payments are recognized as revenue when the subsequent sales occur. The Company also receives variable consideration for certain research and development, out-of-pocket material costs, and patent maintenance related activities. These amounts are dependent upon the Company’s actual expenditures under the collaborations and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. As this revenue relates to an already satisfied performance obligation, it is recognized approximately when the amounts become due. For the six months ended June 30, 2022, the Company did not receive any milestone or royalty payments.

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

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of the Company’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of its Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. The MSA shall be automatically extended for additional five-year periods unless Fortress or the Company provides notice to the other party of its desire not to automatically extend the term. For the three months ended June 30, 2022 and 2021, the Company recognized $125,000, respectively, in expense on its Condensed Statements of Operations related to the MSA. For the six months ended June 30, 2022 and 2021, the Company recognized $250,000, respectively, in expense on its Condensed Statements of Operations related to the MSA.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Caribe BioAdvisors, LLC

In December 2016, the Company entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For the three months ended June 30, 2022 and 2021, the Company recognized approximately $28,000 in expense in its Condensed Statements of Operations related to the advisory agreement, including approximately $13,000 in expense related to annual equity incentive grants. For the six months ended June 30, 2022 and 2021, the Company recognized approximately $55,000, respectively, in expense in its Condensed Statements of Operations related to the advisory agreement, including approximately $25,000 in expense related to annual equity incentive grants.

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

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of June 30, 2022, and December 31, 2021, there was no litigation against the Company.

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

As of June 30, 2022 and December 31, 2021, there were 7,000,000 shares of Class A common stock held by Fortress. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stockholders are entitled to a number of votes per share equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

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

During the six months ended June 30, 2022, the Company sold a total of 4,305,644 shares of common stock under the ATM, at an average selling price of $2.07 per share, resulting in aggregate total gross proceeds of approximately $8.9 million and net proceeds of approximately $8.7 million after deducting approximately $0.2 million in commissions and other transaction costs.

Pursuant to the Founders Agreement, the Company issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the offering noted above. Accordingly, the Company issued 107,632 shares of common stock to Fortress and recorded expense of approximately $213,000 related to these stock grants, which is included in general and administrative expenses in the Company’s Condensed Statements of Operations for the six months ended June 30, 2022.

Pursuant to the Founders Agreement, the Company issued 2,121,422 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully diluted outstanding equity of Checkpoint on January 1, 2022 (see Notes 2 and 4).

As of June 30, 2022, approximately $45.7 million of securities remain available for sale under the S-3. The Company may offer the securities under the S-3 from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders.

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

As of June 30, 2022, 2,188,471 shares are available for issuance under the 2015 Incentive Plan.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activity for the six months ended June 30, 2022:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested at December 31, 2021	4,512,701	$3.35
Granted	1,529,214	2.04
Forfeited	(84,000)	2.75
Vested	(2,074,710)	3.68
Non-vested at June 30, 2022	3,883,205	$2.67

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

As of June 30, 2022, there was $4.2 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.1 years. This amount does not include, as of June 30, 2022, 513,334 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense for time-based vesting awards is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Stock Options

The following table summarizes stock option award activity for the six months ended June 30, 2022:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Stock Options	Exercise Price	(in years)
Outstanding as of December 31, 2021	270,000	$3.14	7.44
Granted	40,000	1.42	9.92
Outstanding as of June 30, 2022	310,000	$2.91	7.32
Vested and exercisable as of June 30, 2022	155,000	$2.31	7.39

Upon the exercise of stock options, the Company will issue new shares of its common stock.

The Company used the Black-Scholes option pricing model for determining the estimated fair value of stock-based compensation related to stock options. The table below summarizes the assumptions used:

	For the Six Months Ended June 30,
	2022	2021
Risk-free interest rate	1.30%	1.04% - 1.50%
Expected dividend yield	—	—
Expected term in years	10.0	10.0
Expected volatility	100.65%	100.65% - 102.71%

Warrants

A summary of warrant activities for the six months ended June 30, 2022 is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Warrants	Exercise Price	(in years)
Outstanding as of December 31, 2021	12,493	$0.00	3.83
Exercised	—	—
Outstanding as of June 30, 2022	12,493	$0.00	3.33

Upon the exercise of warrants, the Company will issue new shares of its common stock.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 ($ in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Research and development	$229	$158	$476	$319
General and administrative	500	608	1,028	1,221
Total stock-based compensation expense	$729	$766	$1,504	$1,540

Note 7 - Accounts Payable and Accrued Expenses

At June 30, 2022 and December 31, 2021, accounts payable and accrued expenses consisted of the following ($ in thousands):

	June 30,	December 31,
	2022	2021
Accounts payable	$12,582	$16,139
Accrued compensation	591	843
Research and development	9,974	7,704
Other	349	233
Total accounts payable and accrued expenses	$23,496	$24,919

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

In June 2022, we announced interim results from a registration-enabling cohort of our multi-regional, Phase 1 clinical trial of cosibelimab in patients with locally advanced CSCC that are not candidates for curative surgery or radiation. Cosibelimab demonstrated a confirmed objective response rate (“ORR”) of 54.8% (95% CI: 36.0, 72.7) based on independent central review of 31 patients enrolled in the cohort using Response Evaluation Criteria in Solid Tumors version 1.1 (“RECIST 1.1”). The design of the interim analysis incorporated feedback from the U.S. Food and Drug Administration (“FDA”) and is intended to potentially support the approval of cosibelimab in this indication.

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

In December 2021, we announced the initiation of our CONTERNO study, a multi-regional, open-label, multi-center, randomized Phase 3 trial of cosibelimab in combination with pemetrexed and platinum chemotherapy for the first-line treatment of patients with NSCLC. The February 2022 Russian invasion of Ukraine and the ensuing response has disrupted our ability to conduct clinical trials in Russia, Ukraine, and Belarus. We evaluated our ability to expand the number of CONTERNO study sites in our planned Latin American, South African and Asian Pacific countries, as well as add additional countries to conduct this clinical trial. However, the substantially longer enrollment period as a result of the conflict makes the CONTERNO study no longer viable. At the time of the conflict, only Russia was open for enrollment. We expect that the study will be wound down and closed over the coming months.

We have also entered into various collaboration agreements with TG Therapeutics, Inc. (“TGTX”), a related party, to develop and commercialize certain assets in connection with our licenses in the field of hematological malignancies, while we retain the right to develop and commercialize these assets in solid tumors.

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2022, we have an accumulated deficit of $230.9 million.

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

Accounting Pronouncements

During the six-month period ended June 30, 2022, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2021 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

Revenue

For the three months ended June 30, 2022, revenue was approximately $18,000 compared to approximately $155,000 for the three months ended June 30, 2021, a decrease of approximately $137,000. The current and prior period revenue consisted of patent fees related to our collaborations with TGTX.

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

For the three months ended June 30, 2022, research and development expenses were approximately $12.1 million, compared to $7.2 million for the three months ended June 30, 2021, an increase of $4.9 million. The current period research and development expenses primarily consisted of $5.3 million related to manufacturing costs as we complete our validation work for cosibelimab, $4.2 million related to clinical costs for our product candidates, $0.5 million related to regulatory expenses, $1.2 million related to salary expenses, and $0.2 million related to stock compensation expense. The prior period research and development expenses primarily consisted of $3.2 million related to clinical costs for our product candidates, $3.0 million related to manufacturing costs of our product candidates, $0.2 million related to regulatory expenses, $0.3 million related to salary expenses, and $0.2 million related to stock compensation expense.

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

For the three months ended June 30, 2022 and June 30, 2021, general and administrative expenses were approximately $2.1 million, respectively. The current period general and administrative expenses primarily consisted of stock compensation expense of $0.5 million, $0.4 million related to salary expenses, $0.4 million related to legal and accounting fees, $0.2 million related to marketing costs and $0.1 million related to investor relation fees. The prior period general and administrative expenses primarily consisted of stock compensation expense of $0.6 million, $0.3 million related to salary expenses, $0.3 million related to legal and accounting fees, $0.1 million related to investor relation fees and $0.3 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock.

We anticipate our general and administrative expenses will remain relatively consistent for the remainder of 2022.

Comparison of the Six Months Ended June 30, 2022 and 2021

Revenue

For the six months ended June 30, 2022, revenue was approximately $70,000 compared to approximately $223,000 for the six months ended June 30, 2021, a decrease of approximately $153,000. The current and prior period revenue consisted of patent fees related to our collaborations with TGTX.

Research and Development Expenses

For the six months ended June 30, 2022, research and development expenses were approximately $26.7 million, compared to $11.4 million for the six months ended June 30, 2021, an increase of $15.3 million. The current period research and development expenses primarily consisted of $14.6 million related to manufacturing costs as we complete our validation work for cosibelimab, $7.4 million related to clinical costs for our product candidates, $1.0 million related to regulatory expenses, $2.1 million related to salary expenses, and $0.5 million related to stock compensation expense. The prior period research and development expenses primarily consisted of $5.6 million related to clinical costs for our product candidates, $4.0 million related to manufacturing costs of our product candidates, $0.5 million related to regulatory expenses, $0.6 million related to salary expenses, and $0.3 million related to stock compensation expense.

General and Administrative Expenses

For the six months ended June 30, 2022, general and administrative expenses were approximately $4.4 million, compared to $4.5 million for the six months ended June 30, 2021, a decrease of $0.1 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $1.0 million, $0.8 million related to salary expenses, $0.7 million related to legal and accounting fees, $0.3 million related to marketing costs, $0.2 million related to investor relation fees, and $0.2 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock. The prior period general and administrative expenses primarily consisted of stock compensation expense of $1.2 million, $0.7 million related to salary expenses, $0.6 million related to legal and accounting fees, $0.2 million related to investor relation fees and $0.9 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2022, we had an accumulated deficit of $230.9 million.

Our major sources of cash have been proceeds from the sale of equity securities. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments.

As of June 30, 2022, we had cash and cash equivalents of $30.9 million. We believe that our cash and cash equivalents are only sufficient to fund our operating expenses into the second quarter of 2023. We will need to secure additional funds through equity or debt offerings, or other potential sources such as partnerships to fully develop and commercialize our product candidates. Our estimate as to how long we expects our existing cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital faster than we currently anticipates, and we may need to seek additional funds sooner than planned. We cannot be certain that additional funding will be available on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern.

We do not expect any material impact on our long-term development timeline and our liquidity due to the worldwide spread of the coronavirus (“COVID-19”).

Cash Flows for the Six Months Ended June 30, 2022 and 2021

Operating Activities

Net cash used in operating activities was approximately $30.8 million for the six months ended June 30, 2022, compared to approximately $10.4 million for the six months ended June 30, 2021. The increase in net cash used in operating activities was primarily related to an increase in clinical and manufacturing costs related to cosibelimab in the current period.

Investing Activities

There were no investing activities for the six months ended June 30, 2022 and 2021.

Financing Activities

Net cash provided by financing activities was $7.0 million for the six months ended June 30, 2022, compared to $34.7 million for the six months ended June 30, 2021. Cash provided by financing activities was related to the net proceeds from the issuance of common stock as part of our At-the-Market Issuance Sales Agreement offerings.  The current period amount was partially offset by cash paid for taxes related to the net settlement of shares for employee stock vestings.

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

With respect to the quarter ended June 30, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014 and have an accumulated deficit of $230.9 million as of June 30, 2022. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. We believe that our cash and cash equivalents are only sufficient to fund our operating expenses into the second quarter of 2023.

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

There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our unaudited condensed financial statements as of June 30, 2022 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of June 30, 2022, we had cash and cash equivalents of $30.9 million and an accumulated deficit of $230.9 million. We do not believe that our cash and cash equivalents are sufficient for the next twelve months. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining debt or equity financings or other arrangements. Our future success depends on our ability to raise capital. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations.

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

We intend to use data from our ongoing Phase 1 clinical trial of cosibelimab, conducted outside the United States, in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including CSCC, to potentially support one or more U.S. BLAs and comparable applications for marketing approval outside the U.S. In January 2020, we announced that we had discussed with the FDA this strategy in CSCC. We believe, based on published FDA guidance documents, public statements of companies with comparable product candidates, and recent interactions with the FDA, that exclusively foreign clinical data from a single study conducted in multiple countries may be acceptable to support marketing approval(s) under FDA regulations. If we prove to be incorrect, running additional studies in the U.S. will require substantial time, effort and financial resources or may not be possible at all.

As part of the development of cosibelimab, prior to the manufacture of our validation batches, we implemented minor changes to the formulation and manufacturing process of cosibelimab to improve the quality and robustness of the product. Additionally, we transferred the drug product fill to a new manufacturer, which is the planned commercial manufacturer of cosibelimab, which included a change in type and size of glass vials and container closure system. As these changes were not in place for the clinical program, we plan to utilize analytical comparability to demonstrate that the drug substance and drug product used in our clinical trial is comparable to the proposed commercial drug substance and drug product manufactured in our validation batches. If we are unable to demonstrate analytical comparability for cosibelimab acceptable to the FDA or similar regulatory authorities outside of the United States, our ability to obtain approvals for cosibelimab may be harmed, which would harm our business, operating results, prospects or financial condition.

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

Further, from time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, many of the results reported in our early clinical trials rely on local investigator-assessed efficacy outcomes which may be subject to greater variability or subjectivity than results assessed in a blinded, independent, centrally reviewed manner, often required of final or later phase, adequate and well-controlled registration-directed clinical trials. If the results from our registration-directed trials are different from the results found in the earlier studies, we may need to terminate or revise our clinical development plan, which could extend the time for conducting our development program and could have a material adverse effect on our business. Also, time-to-event based endpoints such as duration of response and progression-free survival have the potential to change, sometimes drastically, with longer follow-up. In addition, as patients continue therapy, there can be no assurance that the final safety data from studies, once fully analyzed, will be consistent with prior safety data presented, will be differentiated from other similar agents in the same class, will support continued development, or will be favorable enough to support regulatory approvals for the indications studied.  Further, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses, or may interpret or weigh the importance of data differently, which could impact the value of a program, the approvability or commercialization of a product candidate or product, or our company in general.  The information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and regulators or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line or preliminary data that we report differ from final results, or if third parties, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, or successfully commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

We do not have any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, and plan to do so for commercial manufacture of any of our product candidates that may receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or any future product candidate or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. For cosibelimab, we currently rely upon a single manufacturer for both drug substance and drug product manufacturing and expect to continue to rely on a single manufacturer in the initial years of potential commercialization.

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

31.1

Certification of Principal Executive Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2022.

31.2

Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2022.

32.1	Certification of Principal Executive Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2022.

32.2	Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2022.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Checkpoint Therapeutics, Inc.
(Registrant)
Date: August 12, 2022	By:	/s/ James F. Oliviero
James F. Oliviero
President and Chief Executive Officer
(Principal Executive Officer)