Form 10-Q
period 2022-09-30
Checkpoint Therapeutics, Inc.
filed 2022-11-10
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 7, 2022
Class A Common Stock, $0.0001 par value	7,000,000
Common Stock, $0.0001 par value	86,018,820

CHECKPOINT THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended September 30, 2022

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

Item 1. Financial Statements.

Checkpoint Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$20,478	$54,735
Prepaid expenses and other current assets	1,094	976
Other receivables - related party	48	17
Total current assets	21,620	55,728
Total Assets	$21,620	$55,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$21,844	$24,919
Accounts payable and accrued expenses - related party	1,111	1,063
Total current liabilities	22,955	25,982
Total Liabilities	22,955	25,982

Commitments and Contingencies (note 5)

Stockholders’ (Deficit) Equity
Common Stock ($0.0001 par value), 135,000,000 shares authorized as of September 30, 2022 and December 31, 2021
Class A common shares, 7,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1	1
Common shares, 85,844,320 and 77,574,405 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	9	8
Common stock issuable, 0 and 2,121,422 shares as of September 30, 2022 and December 31, 2021, respectively	—	6,598
Additional paid-in capital	240,119	223,001
Accumulated deficit	(241,464)	(199,862)
Total Stockholders’ (Deficit) Equity	(1,335)	29,746
Total Liabilities and Stockholders’ (Deficit) Equity	$21,620	$55,728

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenue - related party	$48	$29	$118	$252

Operating expenses:
Research and development	8,866	9,384	35,589	20,795
General and administrative	1,846	1,923	6,218	6,410
Total operating expenses	10,712	11,307	41,807	27,205
Loss from operations	(10,664)	(11,278)	(41,689)	(26,953)

Other income
Interest income	52	13	87	39
Total other income	52	13	87	39
Net Loss	$(10,612)	$(11,265)	$(41,602)	$(26,914)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(0.12)	$(0.14)	$(0.48)	$(0.36)

Basic and diluted weighted average number of common shares outstanding	88,567,497	78,530,952	87,055,290	74,805,868

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

For the Three Months Ended September 30, 2022

					Common	Additional		Total
	Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at June 30, 2022	7,000,000	$1	84,905,751	$8	$—	$238,305	$(230,852)	$7,462
Issuance of common shares, net of offering costs - At-the-market offering	—	—	852,270	1	—	1,007	—	1,008
Issuance of common shares - Founders Agreement	—	—	21,299	—	—	26	—	26
Stock-based compensation expense	—	—	65,000	—	—	781	—	781
Net loss	—	—	—	—	—	—	(10,612)	(10,612)
Balances at September 30, 2022	7,000,000	$1	85,844,320	$9	$—	$240,119	$(241,464)	$(1,335)

For the Nine Months Ended September 30, 2022

					Common	Additional		Total
	Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2021	7,000,000	$1	77,574,405	$8	$6,598	$223,001	$(199,862)	$29,746
Issuance of common shares, net of offering costs - At-the-market offering	—	—	5,157,914	1	—	9,694	—	9,695
Issuance of common shares - Founders Agreement	—	—	2,250,353	—	(6,598)	6,837	—	239
Stock-based compensation expense	—	—	1,510,214	—	—	2,285	—	2,285
Net settlement of shares withheld for payment of employee taxes	—	—	(648,566)	—	—	(1,698)	—	(1,698)
Net loss	—	—	—	—	—	—	(41,602)	(41,602)
Balances at September 30, 2022	7,000,000	$1	85,844,320	$9	$—	$240,119	$(241,464)	$(1,335)

For the Three Months Ended September 30, 2021

					Common	Additional		Total
	Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at June 30, 2021	7,000,000	$1	75,741,873	$8	$—	$215,706	$(158,841)	$56,874
Issuance of common shares, net of offering costs - At-the-market offering	—	—	461,000	—	—	1,542	—	1,542
Issuance of common shares – Founders Agreement	—	—	11,525	—	—	39	—	39
Stock-based compensation expense	—	—	—	—	—	779	—	779
Net loss	—	—	—	—	—	—	(11,265)	(11,265)
Balances at September 30, 2021	7,000,000	$1	76,214,398	$8	$—	$218,066	$(170,106)	$47,969

For the Nine Months Ended September 30, 2021

					Common	Additional		Total
	Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2020	7,000,000	$1	62,420,439	$6	$4,617	$173,947	$(143,192)	$35,379
Issuance of common shares, net of offering costs - At-the-market offering	—	—	10,860,983	2	—	36,257	—	36,259
Issuance of common shares - Founders Agreement	—	—	2,013,964	—	(4,617)	5,543	—	926
Stock-based compensation expense	—	—	919,012	—	—	2,319	—	2,319
Net loss	—	—	—	—	—	—	(26,914)	(26,914)
Balances at September 30, 2021	7,000,000	$1	76,214,398	$8	$—	$218,066	$(170,106)	$47,969

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the nine months ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(41,602)	$(26,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,285	2,319
Issuance of common shares - Founders Agreement	239	926
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(118)	1,067
Other receivables - related party	(31)	(9)
Accounts payable and accrued expenses	(3,075)	5,697
Accounts payable and accrued expenses - related party	48	86
Net cash used in operating activities	(42,254)	(16,828)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock - At-the-market offering	9,939	37,187
Offering costs for the issuance of common stock - At-the-market offering	(244)	(928)
Net settlement of shares withheld for payment of employee taxes	(1,698)	—
Net cash provided by financing activities	7,997	36,259

Net (decrease) increase in cash and cash equivalents	(34,257)	19,431
Cash and cash equivalents at beginning of period	54,735	40,772
Cash and cash equivalents at end of period	$20,478	$60,203

Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$6,598	$4,617

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

Reverse Stock Split

On November 3, 2022, the holders of a majority of the voting power of the capital stock of the Company executed a written consent approving a grant of discretionary authority to the board of directors of the Company (the “Board”) to, without further stockholder approval, (i) effect a 1:10 reverse stock split of the Company’s issued and outstanding common stock (the “Reverse Stock Split”), (ii) effect a related reduction in the number of the Company’s authorized shares by filing an amendment (the “Certificate Amendment”) to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, and (iii) effect an amendment to the Company’s Amended and Restated 2015 Incentive Plan to increase the number of shares issuable thereunder, after giving effect to the Reverse Stock Split, from 900,000 to 3,000,000 (the “Plan Amendment”). The written consent was signed by the holders of 10,914,552 shares of the Company’s common stock and 7,000,000 shares of the Company’s Class A Common Stock. Each share of common stock entitles the holder thereof to one vote on all matters submitted to stockholders and each share of Class A Common Stock has the voting power of 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of outstanding Class A Common Stock, or approximately 13.5 votes per share as of November 3, 2022. Accordingly, the holders of approximately 58% of the voting power of the Company’s capital stock as of November 3, 2022, signed the written consent approving the Reverse Stock Split, the Certificate Amendment, and the Plan Amendment. The Board also approved the Reverse Stock Split, the Certificate Amendment, and the Plan Amendment.

Pursuant to rules adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, a Schedule 14C information statement will be filed with the Securities and Exchange Commission and sent or provided to the stockholders of the Company. The Reverse Stock Split will become effective no earlier than twenty (20) days from the mailing of the information statement to the common stockholders of record, and the Authorized Share Reduction will become effective once the Amendment is filed with the Secretary of State of the State of Delaware.

Liquidity, Capital Resources and Going Concern

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2022, the Company had an accumulated deficit of $241.5 million.

During the nine months ended September 30, 2022, the Company sold a total of 5,157,914 shares of common stock under an At-the-Market Issuance Sales Agreement (“ATM”), at an average selling price of $1.93 per share, resulting in aggregate total gross proceeds of approximately $9.9 million and net proceeds of approximately $9.7 million after deducting approximately $0.2 million in commissions and other transaction costs.

The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, which may include financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions, and investments.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

As of September 30, 2022, the Company had cash and cash equivalents of $20.5 million. The Company believes that its cash and cash equivalents are only sufficient to fund its operating expenses into the second quarter of 2023. The Company will need to secure additional funds through equity or debt offerings, or other potential sources such as partnerships to fully develop and commercialize its product candidates. The Company’s estimate as to how long it expects its existing cash to be able to continue to fund its operations is based on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. Further, changing circumstances, some of which may be beyond its control, could cause the Company to consume capital faster than it currently anticipates, and it may need to seek additional funds sooner than planned. The Company cannot be certain that additional funding will be available to it on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this report. The Company’s unaudited condensed financial statements do not contain any adjustments that might result from the outcome of any of the above uncertainty.

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

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. For tax positions that are more likely than not to be sustained upon audit, the Company recognizes the largest amount with a greater than 50% likelihood of being realized. The Company does not recognize any portion of the benefit for tax positions that are not more likely than not to be sustained upon audit. As of September 30, 2022 and December 31, 2021, the Company determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The following table summarizes potentially dilutive securities outstanding at September 30, 2022 and 2021 that were excluded from the computation of diluted net loss per share, as they would be anti-dilutive:

	September 30,
	2022	2021
Warrants (Note 6)	12,493	13,191
Stock options (Note 6)	270,000	270,000
Unvested restricted stock (Note 6)	3,935,205	4,240,868
Unvested restricted stock units (Note 6)	850,000	—
Total	5,067,698	4,524,059

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

Recently Issued Accounting Pronouncements

During the nine-month period ended September 30, 2022, there were no new accounting pronouncements or updates to recently issued accounting pronouncements as disclosed in the Company’s Form 10-K for the year ended December 31, 2021 that affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

In connection with the license agreement with Dana-Farber, the Company entered into a collaboration agreement with TGTX, which was amended and restated in June 2019, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retains the right to develop and commercialize these antibodies in solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the original collaboration agreement, TGTX paid the Company $0.5 million, representing an upfront licensing fee. Upon the signing of the amended and restated collaboration agreement in June 2019, TGTX paid the Company an additional $1.0 million upfront licensing fee. The Company is eligible to receive substantive potential milestone payments for the anti-PD-L1 program of up to an aggregate of approximately $27.6 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $8.4 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $19.2 million upon regulatory filings and first commercial sales in specified territories. The Company is also eligible to receive substantive potential milestone payments for the anti-GITR antibody program of up to an aggregate of approximately $21.5 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, the Company is eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales for both programs, in addition to royalty payments based on a tiered low double-digit percentage of net sales. The Company also receives an annual license maintenance fee, which is creditable against future milestone payments or royalties. TGTX also pays the Company for its out-of-pocket costs of material used by TGTX for their development activities. For the three months ended September 30, 2022 and 2021, the Company recognized approximately $7,000 and $1,000, respectively, in revenue related to the collaboration agreement in the Condensed Statements of Operations. For the nine months ended September 30, 2022 and 2021, the Company recognized approximately $54,000 and $146,000, respectively, in revenue related to the collaboration agreement in the Condensed Statements of Operations.

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

In connection with the license agreement with Jubilant, the Company entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retains the right to develop and commercialize these compounds in the field of solid tumors. Under the terms of the sublicense agreement, TGTX paid the Company $1.0 million, representing an upfront licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.2 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, the Company is eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays the Company 50% of Investigational New Drug enabling costs and patent expenses. For the three months ended September 30, 2022 and 2021, the Company recognized approximately $41,000 and $28,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations. For the nine months ended September 30, 2022 and 2021, the Company recognized approximately $64,000 and $106,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

As this revenue relates to an already satisfied performance obligation, it is recognized approximately when the amounts become due. For the nine months ended September 30, 2022, the Company did not receive any milestone or royalty payments.

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

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of the Company’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of its Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. The MSA shall be automatically extended for additional five-year periods unless Fortress or the Company provides notice to the other party of its desire not to automatically extend the term. For the three months ended September 30, 2022 and 2021, the Company recognized $125,000, respectively, in expense on its Condensed Statements of Operations related to the MSA. For the nine months ended September 30, 2022 and 2021, the Company recognized $375,000, respectively, in expense on its Condensed Statements of Operations related to the MSA.

Caribe BioAdvisors, LLC

In December 2016, the Company entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For the three months ended September 30, 2022 and 2021, the Company recognized approximately $28,000 in expense in its Condensed Statements of Operations related to the advisory agreement, including approximately $13,000 in expense related to annual equity incentive grants. For the nine months ended September 30, 2022 and 2021, the Company recognized approximately $83,000, respectively, in expense in its Condensed Statements of Operations related to the advisory agreement, including approximately $37,000 in expense related to annual equity incentive grants.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of September 30, 2022, and December 31, 2021, there was no litigation against the Company.

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

As of September 30, 2022 and December 31, 2021, there were 7,000,000 shares of Class A common stock held by Fortress. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stockholders are entitled to a number of votes per share equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

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

During the nine months ended September 30, 2022, the Company sold a total of 5,157,914 shares of common stock under the ATM, at an average selling price of $1.93 per share, resulting in aggregate total gross proceeds of approximately $9.9 million and net proceeds of approximately $9.7 million after deducting approximately $0.2 million in commissions and other transaction costs.

Pursuant to the Founders Agreement, the Company issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the offering noted above. Accordingly, the Company issued 128,931 shares of common stock to Fortress and recorded expense of approximately $239,000 related to these stock grants, which is included in general and administrative expenses in the Company’s Condensed Statements of Operations for the nine months ended September 30, 2022.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Pursuant to the Founders Agreement, the Company issued 2,121,422 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully diluted outstanding equity of Checkpoint on January 1, 2022 (see Notes 2 and 4).

As of September 30, 2022, approximately $44.7 million of securities remain available for sale under the S-3. The Company may offer the securities under the S-3 from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders.

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

As of September 30, 2022, 1,313,471 shares are available for issuance under the 2015 Incentive Plan.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activity for the nine months ended September 30, 2022:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested at December 31, 2021	4,512,701	$3.35
Granted	1,594,214	2.00
Forfeited	(84,000)	2.75
Vested	(2,087,710)	3.68
Non-vested at September 30, 2022	3,935,205	$2.64

As of September 30, 2022, there was $3.5 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.0 years. This amount does not include, as of September 30, 2022, 513,334 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense for time-based vesting awards is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Restricted Stock Units

The following table summarizes restricted stock units activity for the nine months ended September 30, 2022:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested at December 31, 2021	—	$—
Granted	850,000	1.05
Non-vested at September 30, 2022	850,000	$1.05

As of September 30, 2022, all restricted stock units outstanding are performance-based and vest upon achievement of certain corporate milestones. The expense for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved. Because the achievement of these corporate milestones was not probable as of September 30, 2022, no expense related to the restricted stock units has been recognized for the three and nine months ended September 30, 2022.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Stock Options

The following table summarizes stock option award activity for the nine months ended September 30, 2022:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Stock Options	Exercise Price	(in years)
Outstanding as of December 31, 2021	270,000	$3.14	7.44
Granted	40,000	1.42
Forfeited	(40,000)	1.42
Outstanding as of September 30, 2022	270,000	$3.14	6.69
Vested and exercisable as of September 30, 2022	155,000	$2.31	7.14

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

Warrants

A summary of warrant activities for the nine months ended September 30, 2022 is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Warrants	Exercise Price	(in years)
Outstanding as of December 31, 2021	12,493	$0.00	3.83
Exercised	—	—
Outstanding as of September 30, 2022	12,493	$0.00	3.08

Upon the exercise of warrants, the Company will issue new shares of its common stock.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Research and development	$276	$161	$752	$480
General and administrative	505	618	1,533	1,839
Total stock-based compensation expense	$781	$779	$2,285	$2,319

Note 7 - Accounts Payable and Accrued Expenses

At September 30, 2022 and December 31, 2021, accounts payable and accrued expenses consisted of the following ($ in thousands):

	September 30,	December 31,
	2022	2021
Accounts payable	$13,047	$16,139
Accrued compensation	897	843
Research and development	7,531	7,704
Other	369	233
Total accounts payable and accrued expenses	$21,844	$24,919

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

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2022, we have an accumulated deficit of $241.5 million.

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

Accounting Pronouncements

During the nine-month period ended September 30, 2022, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2021 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

Revenue

For the three months ended September 30, 2022, revenue was approximately $48,000 compared to approximately $29,000 for the three months ended September 30, 2021, an increase of approximately $19,000. The current and prior period revenue consisted of patent fees related to our collaborations with TGTX.

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

For the three months ended September 30, 2022, research and development expenses were approximately $8.9 million, compared to $9.4 million for the three months ended September 30, 2021, a decrease of $0.5 million. The current period research and development expenses primarily consisted of $3.6 million related to manufacturing costs as we complete our validation work for cosibelimab, $2.7 million related to clinical costs for our product candidates, $0.7 million related to regulatory expenses, $1.2 million related to salary expenses, and $0.3 million related to stock compensation expense. The prior period research and development expenses primarily consisted of $3.9 million related to clinical costs for our product candidates, $4.6 million related to manufacturing costs of our product candidates, $0.1 million related to regulatory expenses, $0.3 million related to salary expenses, and $0.2 million related to stock compensation expense.

We anticipate our research and development expenses will remain relatively consistent for the remainder of 2022.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities, marketing and facilities-related expenses.

For the three months ended September 30, 2022, general and administrative expenses were approximately $1.8 million, compared to $1.9 million for the three months ended September 30, 2021, a decrease of $0.1 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $0.5 million, $0.4 million related to salary expenses, $0.3 million related to legal and accounting fees, and $0.1 million related to investor relation fees. The prior period general and administrative expenses primarily consisted of stock compensation expense of $0.6 million, $0.3 million related to salary expenses, $0.2 million related to legal and accounting fees, and $0.1 million related to investor relation fees.

We anticipate our general and administrative expenses will remain relatively consistent for the remainder of 2022.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Revenue

For the nine months ended September 30, 2022, revenue was approximately $118,000 compared to approximately $252,000 for the nine months ended September 30, 2021, a decrease of approximately $134,000. The current and prior period revenue consisted of patent fees related to our collaborations with TGTX.

Research and Development Expenses

For the nine months ended September 30, 2022, research and development expenses were approximately $35.6 million, compared to $20.8 million for the nine months ended September 30, 2021, an increase of $14.8 million. The current period research and development expenses primarily consisted of $18.2 million related to manufacturing costs as we complete our validation work for cosibelimab, $10.1 million related to clinical costs for our product candidates, $1.7 million related to regulatory expenses, $3.3 million related to salary expenses, and $0.8 million related to stock compensation expense. The prior period research and development expenses primarily consisted of $9.4 million related to clinical costs for our product candidates, $8.7 million related to manufacturing costs of our product candidates, $0.6 million related to regulatory expenses, $0.9 million related to salary expenses, and $0.5 million related to stock compensation expense.

General and Administrative Expenses

For the nine months ended September 30, 2022, general and administrative expenses were approximately $6.2 million, compared to $6.4 million for the nine months ended September 30, 2021, a decrease of $0.2 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $1.5 million, $1.2 million related to salary expenses, $1.0 million related to legal and accounting fees, $0.3 million related to marketing costs, $0.3 million related to investor relation fees, and $0.2 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock. The prior period general and administrative expenses primarily consisted of stock compensation expense of $1.8 million, $1.0 million related to salary expenses, $0.8 million related to legal and accounting fees, $0.3 million related to investor relation fees and $0.9 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2022, we had an accumulated deficit of $241.5 million.

During the nine months ended September 30, 2022, we sold a total of 5,157,914 shares of common stock under the ATM, at an average selling price of $1.93 per share, resulting in aggregate total gross proceeds of approximately $9.9 million and net proceeds of approximately $9.7 million after deducting approximately $0.2 million in commissions and other transaction costs.

Our major sources of cash have been proceeds from the sale of equity securities. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments.

As of September 30, 2022, we had cash and cash equivalents of $20.5 million. We believe that our cash and cash equivalents are only sufficient to fund our operating expenses into the second quarter of 2023. We will need to secure additional funds through equity or debt offerings, or other potential sources such as partnerships to fully develop and commercialize our product candidates. Our estimate as to how long we expects our existing cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital faster than we currently anticipates, and we may need to seek additional funds sooner than planned. We cannot be certain that additional funding will be available on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern.

We do not expect any material impact on our long-term development timeline and our liquidity due to the worldwide spread of the coronavirus (“COVID-19”).

Cash Flows for the Nine Months Ended September 30, 2022 and 2021

Operating Activities

Net cash used in operating activities was approximately $42.3 million for the nine months ended September 30, 2022, compared to approximately $16.8 million for the nine months ended September 30, 2021. The increase in net cash used in operating activities was primarily related to an increase in clinical and manufacturing costs related to cosibelimab in the current period.

Investing Activities

There were no investing activities for the nine months ended September 30, 2022 and 2021.

Financing Activities

Net cash provided by financing activities was $8.0 million for the nine months ended September 30, 2022, compared to $36.3 million for the nine months ended September 30, 2021. Cash provided by financing activities was related to the net proceeds from the issuance of common stock as part of our At-the-Market Issuance Sales Agreement offerings. The current period amount was partially offset by cash paid for taxes related to the net settlement of shares for employee stock vestings.

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

With respect to the quarter ended September 30, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014 and have an accumulated deficit of $241.5 million as of September 30, 2022. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates, submit applications for marketing approvals, and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development, regulatory reviews and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. We believe that our cash and cash equivalents are only sufficient to fund our operating expenses into the second quarter of 2023.

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

Our unaudited condensed financial statements as of September 30, 2022 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of September 30, 2022, we had cash and cash equivalents of $20.5 million and an accumulated deficit of $241.5 million. We do not believe that our cash and cash equivalents are sufficient for the next twelve months. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining debt or equity financings or other arrangements. Our future success depends on our ability to raise capital. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations.

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

As part of the development of cosibelimab, prior to the manufacture of our validation batches, we implemented minor changes to the formulation and manufacturing process of cosibelimab to improve the quality and robustness of the product. Additionally, we transferred the drug product fill to a new manufacturer, which is the planned commercial manufacturer of cosibelimab, which included a change in type and size of glass vials and container closure system. As these changes were not in place for the clinical program, we plan to utilize analytical comparability to demonstrate that the drug substance and drug product used in our clinical trial is comparable to the proposed commercial drug substance and drug product manufactured in our validation batches. If we are unable to demonstrate analytical comparability for cosibelimab acceptable to the FDA or similar regulatory authorities outside of the United States, our ability to obtain approvals for cosibelimab may be harmed, which could harm our business, operating results, prospects or financial condition.

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

Most recently, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Act”), which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. Specifically, the Act authorizes and directs the Department of Health and Human Services (the “DHHS”) to set drug price caps for certain high-cost Medicare Part B and Part D qualified drugs, with the initial list of drugs to be selected by September 1, 2023, and the first year of maximum price applicability to begin in 2026. The Act further authorizes the DHHS to penalize pharmaceutical manufacturers that increase the price of certain Medicare Part B and Part D drugs faster than the rate of inflation. Finally, the Act creates significant changes to the Medicare Part D benefit design by capping Part D beneficiaries’ annual out-of-pocket spending at $2,000 beginning in 2025. We cannot be sure whether additional or related legislation or rulemaking will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

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

In addition, governments may impose price controls, which may adversely affect our future profitability. In January 2020, President Trump signed into law the U.S.-Mexico-Canada trade deal into law. As enacted, there are no commitments with respect to biological product intellectual property rights or data protection, which may create an unfavorable environment across these three countries.

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

31.1

Certification of Principal Executive Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2022.

31.2

Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2022.

32.1

Certification of Principal Executive Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 10, 2022.

32.2

Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 10, 2022.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Checkpoint Therapeutics, Inc.
(Registrant)
Date: November 10, 2022	By:	/s/ James F. Oliviero
James F. Oliviero
President and Chief Executive Officer
(Principal Executive Officer)