Form 10-K
period 2022-12-31
Checkpoint Therapeutics, Inc.
filed 2023-03-31
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐     No  ☒

As of June 30, 2022, the last business day of the registrant’s mostly recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $71,439,791 based upon the closing sale price of our common stock of $10.30 on that date. Common stock held by each officer and director and by each person known to own in excess of 5% of outstanding shares of our common stock has been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status in not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of March 24, 2023
Class A Common Stock, $0.0001 par value	700,000
Common Stock, $0.0001 par value	12,246,620

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

CHECKPOINT THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect,” “will,” “could,” “project,” “intend” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

●	expectations for increases or decreases in expenses;
●	expectations for the clinical and preclinical development, manufacturing, regulatory approval, and commercialization of our pharmaceutical product candidates or any other products we may acquire or in-license;
●	use of clinical research centers and other contractors;
●	expectations as to the timing of commencing or completing preclinical and clinical trials and the expected outcomes of those trials, including the novel coronavirus (“COVID-19”) pandemic’s or other crises’ potentials to negatively affect the hospitals and clinical sites in which we may conduct any of our clinical trials, and patients’ willingness to access those sites to continue the trials;
●	intention to use data from our ongoing Phase 1 clinical trial of cosibelimab to support the submissions of one or more U.S. Biologics License Applications and relatedly, our assumption that exclusively foreign clinical data may be acceptable to support marketing approval under Food and Drug Administration regulations;
●	expectations regarding the potential differentiation of cosibelimab, including a potentially favorable study profile as compared to the currently available anti-PD-1 therapies, the two-fold mechanism of action of cosibelimab translating into potential enhanced efficacy, and the projections of publication and regulatory submission timelines;
●	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;
●	expectations for generating revenue or becoming profitable on a sustained basis;
●	expectations or ability to enter into marketing and other partnership agreements;
●	expectations or ability to enter into product acquisition and in-licensing transactions;
●	expectations or ability to build a commercial infrastructure to manufacture, market and sell our product candidates;
●	expectations for the acceptance of our products by doctors, patients or payors;
●	ability to compete against other companies and research institutions;
●	ability to secure adequate protection for our intellectual property;
●	ability to attract and retain key personnel;
●	ability to obtain reimbursement for our products;
●	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;
●	stock price and the volatility of the equity markets;
●	expected losses; and
●	expectations for future capital requirements.

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

Risks Related to our Finances and Capital Requirements

●	We have incurred significant losses since our inception and anticipate that we will incur continued losses for the foreseeable future. We have not generated any sales revenue from our development stage products, and we do not know when, or if, we will generate any revenue from sales of an approved product.
●	Our short operating history makes it difficult to evaluate our business and prospects.
●	There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.
●	Our success is contingent upon raising additional capital for our development programs and commercialization efforts, which may fail. Even if successful, our future capital raising activities may dilute our current stockholders, restrict our operations, or require us to relinquish proprietary rights.
●	Our limited resources may cause us to fail to capitalize on programs or product candidates presenting commercial opportunity or high likelihood of success.
●	Weakness in the U.S. economy, including within our geographic footprint, has adversely affected us in the past and may adversely affect us in the future.

Risks Pertaining to our Business Strategy, Structure and Organization

●	Our future growth and success depend on our ability to successfully develop and commercialize our product candidates, which we have yet to do.
●	Our future growth depends on our acquiring or in-licensing products or product candidates and integrating such products into our business.

Risks Inherent in Drug Development and Commercialization

●	Because results of preclinical studies and clinical trials are not necessarily predictive of future results, any product candidate we advance may not have favorable results in later clinical trials. Moreover, interim, “top-line,” and preliminary data from our clinical trials that we announce or publish may change, or the perceived product profile may be impacted, as more patient data or additional endpoints are analyzed.
●	We may not receive the required regulatory approvals for any of our product candidates on our projected timelines, if at all, which may result in increased costs and delay our ability to generate revenue.
●	If a product candidate demonstrates lack of efficacy or adverse side effects, we may need to abandon or limit the development of such product candidate.
●	We may not obtain the desired labeling claims or intended uses for product promotion, or favorable scheduling classifications, to successfully promote our products.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, and increased regulatory scrutiny.

●	Our competitors have developed or may develop treatments for our products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.
●	If our products are not broadly accepted by the healthcare community, the revenues from any such product will likely be limited.
●	Any successful products liability claim related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of such products.

Risks Related to Reliance on Third Parties

●	We rely, and will rely in the future, on third-party contract research organizations and contract manufacturers for the conduct of our preclinical and clinical studies and trials, for the completion of commercial and pre-commercial manufacturing and, eventually, for commercialization. If such third parties fail to perform contractual obligations, meet deadlines, comply with applicable regulations, or if our relationships with such third parties are disrupted, our product candidates may be delayed, and our revenue potential may be limited.
●	We rely on clinical data and results obtained by third parties, which may prove inaccurate or unreliable.

Risks Relating to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.
●	We may be subject to anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to maintain sufficient patent protection for our technology and products, our competitors could develop and commercialize products similar or identical to ours, impairing our ability to successfully commercialize potential products.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ patents.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Relating to Our Platform and Data

●	Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or third parties’ cybersecurity.

Risks Relating to Our Control by Fortress Biotech, Inc. (“Fortress”)

●	Fortress controls a voting majority of our common stock and has the right to receive significant share grants annually, which will result in dilution of our other stockholders and could reduce the value of our common stock.
●	We have entered into certain agreements with Fortress and may have received better terms from unaffiliated third parties.

Risks Related to Conflicts of Interest

●	The Chairman of our Board of Directors is also the Executive Chairman, President, and Chief Executive Officer of TG Therapeutics, Inc. (“TGTX”). We have entered a collaboration agreement and a sublicense agreement with TGTX, and as a result, certain conflicts of interest may arise.
●	We share certain directors with Fortress, which could create conflicts of interest between us and Fortress.

PART I

Item 1.     Business

OVERVIEW

We are a clinical-stage immunotherapy and targeted oncology company focused on the acquisition, development and commercialization of novel treatments for patients with solid tumor cancers. We are evaluating our lead antibody product candidate, cosibelimab, an anti-programmed death-ligand 1 (“PD-L1”) antibody licensed from the Dana-Farber Cancer Institute (“Dana-Farber”), in an ongoing global, open-label, multicohort Phase 1 clinical trial in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including ongoing cohorts in locally advanced and metastatic cutaneous squamous cell carcinoma (“CSCC”) intended to support one or more applications for marketing approval. Based on top-line and interim results in metastatic and locally advanced CSCC, respectively, we submitted a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for these indications in January 2023, which application is filed and under review with a Prescription Drug User Fee Act (“PDUFA”) goal date of January 3, 2024. In addition, we are evaluating our lead small-molecule, targeted anti-cancer agent, olafertinib, a third-generation epidermal growth factor receptor (“EGFR”) inhibitor, as a potential new treatment for patients with EGFR mutation-positive non-small cell lung cancer (“NSCLC”).

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

In January 2022, we announced top-line results from a registration-enabling cohort of our multi-regional, Phase 1 clinical trial of cosibelimab in patients with metastatic CSCC. The cohort met its primary endpoint, with cosibelimab demonstrating a confirmed ORR of 47.4% (95% CI: 36.0, 59.1) based on independent central review of 78 patients enrolled in the metastatic CSCC cohort using RECIST 1.1.

In December 2021, we announced the initiation of our CONTERNO study, a multi-regional, open-label, multi-center, randomized Phase 3 trial of cosibelimab in combination with pemetrexed and platinum chemotherapy for the first-line treatment of patients with NSCLC. The February 2022 Russian invasion of Ukraine and the ensuing response disrupted our ability to conduct clinical trials in Russia, Ukraine, and Belarus. The substantially longer enrollment period in other planned countries made the conduct of the CONTERNO study no longer viable. Accordingly, we expect that the study will be wound down and closed by the end of the first quarter of 2023.

We have also entered into various collaboration agreements with TG Therapeutics, Inc. (“TGTX”), a related party, to develop and commercialize certain assets in connection with our licenses in the field of hematological malignancies, while we retain the right to develop and commercialize these assets in solid tumors.

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2022, we have an accumulated deficit of $262.5 million.

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

PRODUCTS UNDER DEVELOPMENT

Immuno-Oncology Agents

Cosibelimab (Anti-PD-L1) Program

Cosibelimab  is a fully-human monoclonal antibody of IgG1 subtype that directly binds to PD-L1 and blocks the PD-L1 interaction with the Programmed Death Receptor-1 (“PD-1”) and B7.1 receptors. Cosibelimab’s primary mechanism of action is based on the inhibition of the interaction between PD-L1 and its receptors PD-1 and B7.1, which removes the suppressive effects of PD-L1 on anti-tumor CD8+ T-cells to restore the cytotoxic T cell response. Additionally, cosibelimab has a functional Fc domain that may be capable of inducing antibody-dependent cellular cytotoxicity (“ADCC”) and complement-dependent cytotoxicity (“CDC”) against tumor cells.

Preclinical and clinical studies of PD-1 and PD-L1 blocking antibodies conducted by third parties have demonstrated that antibodies that block the interaction of PD-1 with its ligands, PD-L1 and PD-L2, or those that block only the interaction of PD-L1 with PD-1 can augment anti-tumor T-cell responses and lead to complete and lasting tumor eradication in a certain proportion of patients. Potent therapeutic anti-tumor responses due to blocking of PD-1/PD-L1 interaction have been demonstrated by these approved products in patients with numerous different solid tumors including, but not limited to, NSCLC, melanoma, RCC, head and neck cancer, CSCC and urothelial carcinoma.

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

We commenced a Phase 1 multi-center clinical study for cosibelimab in October 2017. The study is evaluating the safety and tolerability of ascending doses of cosibelimab in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers. Following completion of dose escalation in March 2018, multiple dose expansion cohorts were initiated, including ongoing cohorts in locally advanced and metastatic CSCC, intended to support one or more applications for marketing approval. The primary endpoint is ORR, and secondary endpoints include duration of response, progression-free survival (“PFS”), and overall survival (“OS”). In January 2022, we announced top-line results from a cohort of this study with cosibelimab administered as a fixed dose of 800 mg every two weeks in patients with metastatic CSCC. The cohort met its primary endpoint, with cosibelimab demonstrating a confirmed ORR of 47.4% (95% CI: 36.0, 59.1) based on independent central review of 78 patients enrolled in the metastatic CSCC cohort using RECIST 1.1. In June 2022, we announced interim results from another cohort of this study with cosibelimab administered as a fixed dose of 800 mg every two weeks in patients with locally advanced CSCC that are not candidates for curative surgery or radiation. Cosibelimab demonstrated a confirmed ORR of 54.8% (95% CI: 36.0, 72.7) based on independent central review of 31 patients enrolled in the cohort using RECIST 1.1. The design of the interim analysis incorporated feedback from the FDA and is intended to potentially support the approval of cosibelimab in this indication.

Based on these results, we submitted a BLA to the FDA for cosibelimab in January 2023, which application is filed and under review with a PDUFA goal date of January 3, 2024. We intend to submit a marketing authorization application (“MAA”) submission in Europe in the second half of 2023 followed by additional potential submissions in markets worldwide.

In December 2021, we announced the initiation of our CONTERNO study, a multi-regional, open-label, multi-center, randomized Phase 3 trial of cosibelimab in combination with pemetrexed and platinum chemotherapy for the first-line treatment of patients with NSCLC. The February 2022 Russian invasion of Ukraine and the ensuing response disrupted our ability to conduct clinical trials in Russia, Ukraine, and Belarus. We evaluated our ability to expand the number of CONTERNO study sites in our planned Latin American, South

African and Asian Pacific countries, as well as add additional countries to conduct this clinical trial. However, the substantially longer enrollment period as a result of the conflict made the conduct of the CONTERNO study no longer viable. At the time of the conflict, only Russia was open for enrollment. Accordingly, we expect that the study will be wound down and closed by the end of the first quarter of 2023.

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

In March 2015, Fortress entered into an exclusive license agreement with NeuPharma, Inc., which agreement was assigned to us by Fortress on the same date, to develop and commercialize novel covalent third-generation EGFR inhibitors on a worldwide basis outside of certain Asian countries. In August 2016, the FDA accepted our Investigational New Drug application (“IND”) and we initiated a Phase 1 clinical trial in September 2016, which was completed in September 2022. The trial evaluated the safety and tolerability of ascending doses of olafertinib in patients with advanced solid tumors to determine the maximum tolerated dose and the safety and efficacy of olafertinib in patients with EGFR mutation-positive NSCLC. In September 2018, we announced preliminary interim data in an oral presentation at the International Association for the Study of Lung Cancer 19th World Conference on Lung Cancer in Toronto. In November 2020, NeuPharma, Inc. commenced a Phase 3 clinical trial in China evaluating olafertinib in treatment-naïve locally advanced or metastatic NSCLC patients whose tumors have EGFR exon 19 deletion mutations. We have met with the FDA to discuss the adequacy of the ongoing Phase 3 trial in China.

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

In May 2016, we entered into an exclusive license agreement with Jubilant Biosys Limited ("Jubilant") to develop and commercialize novel compounds that inhibit BET bromodomains on a worldwide basis. Also in May 2016, we entered into a Sublicense Agreement with TGTX to develop and commercialize CK-103 in the field of hematological malignancies. We retain the right to develop and commercialize CK-103 in solid tumors. Currently, we have completed the required CMC, pharmacology and toxicology activities that we believe will support an IND application filing.

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

			Estimated
		Development	Completion	Estimated Cost to
Product Candidate	Target Indication(s)	Status	of Phase	Complete Phase
Cosibelimab	Locally advanced and metastatic cutaneous squamous cell carcinoma	Phase 1 registration-enabling	2024	$4 to $5 million

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

Generally, patent applications in the U.S. are maintained in secrecy for a period of 18 months or more. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Therefore, we cannot predict the breadth of claims allowed in biotechnology and pharmaceutical patents, the continued patent eligibility of the claimed subject matter, or their enforceability. To date, there has been no consistent policy regarding the breadth of claims allowed in biotechnology patents. Third parties or competitors may challenge or circumvent our patents or patent applications, if issued. If our competitors prepare and file patent applications in the U.S. that claim technology also claimed by us in a pending patent application or issued patent, we may have to participate in interference or derivation proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention or inventorship, which could result in substantial cost, even if the eventual outcome is favorable to us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before we commercialize any of our products, any related patent may expire or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent. However, the life of a patent covering a product that has been subject to regulatory approval may have the ability to be extended through the patent restoration program, although any such extension could still

be minimal and, in any case, is limited to a maximum of five additional years of patent term.   But that maximum of five additional years is, itself, subject to a cap of a maximum of 14 years of patent protection from the date of marketing approval.

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

The PD-L1 segment of the in-licensed portfolio from Dana-Farber includes two granted U.S. patents (U.S. Patent Nos. 9,828,434 and 10,604,581) directed to antibodies that bind to PD-L1 and methods of augmenting a patient’s immune response by administering an anti-PD-L1 antibody, respectively. The ‘434 patent is scheduled to expire October 4, 2033, and the ‘581 patent is scheduled to expire November 18, 2033, not including any patent term restorations, which might become available under the provisions of U.S. patent laws, based on regulatory delays associated with obtaining marketing approval. Two Australian (AU 2013326901 and AU 2018226425), one Japanese (JP 6461800), one South Korean (KR 101947702), one Israeli (IL 237737), one Mexican (MX 370848), two Colombian (CO 34878 and CO 39049), one Canadian (CA 2886433), and two Chinese (CN 104994873 and CN 10782719) counterpart patents have issued, as well as registration of the two Chinese patents in Hong Kong (HK 1211223 and HK 1253723), and additional international counterpart applications are pending in Canada and China. The issued international patents and any patents maturing from these pending applications will expire no sooner than October 2033. Checkpoint has also licensed from Dana-Farber a further anti-PD-L1 antibody portfolio that claims variants of the antibodies disclosed in the earlier-filed in-licensed family. This additional portfolio includes PCT/US2020/062815, which was filed on December 2, 2020, and it had been nationalized in the US, Australia, Canada, Europe, and Japan. Any patents maturing from these pending applications will expire no sooner than December 2040.

In June 2016, Checkpoint also filed a company-owned U.S. provisional application (U.S. 62/356,105) directed to antibodies, including cosibelimab, and functional fragments thereof that bind to human PD-L1, and methods of inhibiting tumor cell proliferation in patients using such antibodies or functional fragments. The provisional application was converted into a PCT application (PCT/US2017/039810) in June 2017, and a U.S. non-provisional application (U.S. Appl. No. 15/636,610) was filed at the same time. The ’610 application has now issued as U.S. Patent No. 10,590,199 with claims directed to specific anti-PD-L1 antibodies, including cosibelimab, and fragments thereof, as well as methods of treating tumors/cancers with anti-PD-L1 antibodies and fragments thereof.   The ’199 patent is scheduled to expire on May 31, 2038, not including any patent term restorations, which might become available under the provisions of U.S. patent laws, based on regulatory delays associated with obtaining marketing approval. A further U.S. application, U.S. Appl. No. 16/818,621, was filed before the issuance of the ‘199 patent and is currently pending. International counterpart patents have also granted in Israel (IL 263611), Japan (JP 7148414), South Korea (KR 10-2422411), and Russia (RU 2749109), and additional national stage applications are pending in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, New Zealand, Singapore and Thailand. Any patents maturing from these pending applications will expire no sooner than June 2037.

The CAIX segment of the in-licensed portfolio from Dana-Farber includes three granted U.S. patents (U.S. Patent Nos. 8,466,263, 10,450,383, and 11,174,323). The ‘263 patent is directed to isolated human monoclonal antibodies and scFv antibodies that bind to CAIX (G250) protein, and compositions and kits comprising such antibodies. The term of the ‘263 patent runs to July 9, 2029. The ‘383 patent is directed to methods of treating cancer with anti-CAIX antibodies, and its term runs until April 26, 2027. The ‘323 patent is directed to methods of treating renal cancer with anti-CAIX antibodies, and its term runs until February 11, 2027. The ‘263 patent, the ‘383 patent, the ‘323 patent may be entitled to any patent term restorations that might become available under the provisions of U.S. patent laws, based on regulatory delays associated with obtaining marketing approval. The European counterpart patent (EP 1979379) is in force in Switzerland, Liechtenstein, Germany, France and the United Kingdom. A Canadian counterpart patent (CA 2,632,094) has also been issued. Both the European and Canadian counterpart patents are scheduled to expire no sooner than December 2026.

The GITR segment of the in-licensed portfolio from Dana-Farber includes an International Application No. PCT/US2015/054010, filed in October 2015, and International Application No. PCT/US2017/043504, filed in July 2017. All of the national stage applications claiming priority to PCT/US2015/054010 have lapsed; however, there is one granted patent (U.S. Patent No. 10,463,732) in this family. The ‘732 patent will not expire until at least October 2035, barring any patent term restorations that might become available under the provisions of U.S. patent laws. National stage applications claiming priority to PCT/US2017/043504 have resulted in one US patent (U.S. 11,046,777), one Chinese patent (CN 109689689), one Japanese patent (JP 7082967) and are also pending in the U.S. (U.S. Appl. No. 17/316,141), Australia, Brazil, Canada, Europe, Israel, South Korea, Singapore, Russian, New Zealand and Mexico. Any of these national stage applications that issue or grant as patents would expire no earlier than July 2037. U.S. 11,046,777 will not expire until at least July 2037, barring any patent term restorations that might become available under the provisions of the U.S. patent laws.

In March 2015, Fortress in-licensed intellectual property from NeuPharma, assigned to us by Fortress on the same date, which is directed to technology involving small molecules that are inhibitors of EGFR and kinase mutants, including the compound olafertinib. EGFR is a receptor tyrosine kinase of the ErbB family and is also known as “Her1” and “ErbB1.” The in-licensed patent estate includes four granted U.S. patents, a granted European patent, a granted patent in Hong Kong, a granted patent in Singapore, a granted patent in the Philippines, a granted Japanese patent, a granted South Korean patent, a granted Malaysian patent, two granted Australian patents, a granted New Zealand patent, two granted Israeli patents, a granted Mexican patent and a granted Russian patent. U.S. Patent No. 9,550,770 is directed to a generic formula of small molecules of substituted quinazolines for inhibiting kinase activity, and also has a specific claim directed to the compound, olafertinib. The granted claims also cover pharmaceutically acceptable salts, pharmaceutical compositions, particular dosage forms and packaged goods. U.S. Patent No. 9,849,139 is directed to methods of inhibiting EGFR or an EGFR mutant in a subject in need thereof, comprising administering a therapeutically effective amount of the compounds of the ‘770 patent, including the compound, olafertinib. U.S. Patent No. 10,172,868 is directed to methods of treating non-small cell lung cancer with a specific list of compounds, including the compound, olafertinib. U.S. Patent No. 10,653,701 is directed to methods of treating cancer with a substituted quinazoline compound comprising an electrophilic group capable of forming a covalent bond with a nucleophile, which includes the compounds of the ‘868 patent (e.g., the compound, olafertinib). U.S. Patent No. 11,304,957 is directed to processes for preparing compounds, including the compound, olafertinib . Additionally, there is a pending U.S. application in this family (U.S. Appl. No. 17/681,387). The granted foreign patents cover the compound, olafertinib, and a broad range of related compounds, salts, pharmaceutical compositions, including various dosage forms of such pharmaceutical compositions and certain uses of such compounds or salts thereof in treating cancer, a disorder mediated by EGFR, or NSCLC, either alone or in combination with an additional anti-cancer and/or cytotoxic agent. The term of granted U.S. and foreign patents runs to August 22, 2034, not including any patent term restorations in the U.S., which might become available under the provisions of U.S. patent laws, based on regulatory delays associated with obtaining marketing approval. Additional counterpart applications exist in jurisdictions around the world, including, Australia, Canada, Hong Kong, the Philippines, Singapore, South Korea, Malaysia, Brazil, India, China and Europe. Any patents maturing from these pending applications would be scheduled to expire no sooner than August 2034. Checkpoint has also licensed from NeuPharma an additional international application, PCT/US2019/017117, which was filed on February 7, 2019, and it directed to additional EGFR inhibitors and methods of using the same. National stage applications claiming priority to PCT/US2019/017117 have resulted in one US patent (U.S. 11,465,975) and are pending in Australia, Canada, China, Europe, Hong Kong, the Philippines, Israel, Japan, South Korea, Singapore and New Zealand. Any of these national stage applications that issue or grant as patents would expire no earlier than February 2039.

In May 2016, we in-licensed intellectual property from Jubilant. Under the terms of the license agreement, Jubilant granted us exclusive, worldwide rights under Jubilant’s patents and know-how covering small molecule inhibitors of BET, specifically targeting BRD4, a member of the BET family, which is often required for the expression of c-Myc. The in-licensed patent estate includes two international (PCT) applications, filed in March 2016 (PCT/IN2016/050098) and September 2016 (PCT/IN2016/050300), respectively, which claim the benefit of two earlier-filed Indian provisional applications. This patent estate has four granted U.S. patents, a granted Indian patent, two granted Japanese patents, two granted Australian patents, two granted Russian patents, two granted Israeli patents, two granted patents in Hong Kong, two granted Chinese patents, two granted Mexican patents, and two granted European patents that have each been validated across a broad range of European countries. National stage applications claiming priority to PCT/IN2016/050098 or PCT/IN2016/050300 are pending in  Brazil, Canada, India, South Korea, New Zealand, and Thailand. U.S. Patent No. 10,689,390, which is the U.S. national phase entry of PCT/IN2016/050098, is directed to a generic formula of small molecule BET inhibitors and specifically claims exemplified small molecule BET inhibitors. The granted claims of the ‘390 patent also cover pharmaceutical compositions. U.S. Patent No. 11,319,326, which is a divisional of the ‘390 patent, is directed to methods of treatment with the compounds claimed in the ‘390 patent, including inhibiting one or more BET family bromodomains in the cell and treating a proliferative disorder or cancer. U.S. Patent No. 10,689,395, which is the U.S. national phase entry of PCT/IN2016/050300, is directed to a generic formula of small molecule BET inhibitors that cover half of the exemplified small molecule BET inhibitors disclosed in PCT/IN2016/050300. The granted claims of the ‘395 patent also cover pharmaceutical compositions and a method of treating cancer. U.S. Patent No. 11,267,820, which is a divisional of the ‘395 patent, is directed to the remaining half of the exemplified compounds disclosed in PCT/IN2016/050300 and has claims similar to those granted from the ‘395 patent. Any patents maturing from this patent estate are expected to expire in 2036.

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

LICENSING AGREEMENTS AND COLLABORATIONS

Dana-Farber Cancer Institute, Inc.

In March 2015, we entered into a license agreement with Dana-Farber, which license was amended effective on October 5, 2015, April 12, 2016, and October 24, 2016, for an exclusive, worldwide license to Dana-Farber’s patents for a portfolio of fully human immuno-oncology targeted antibodies. The field of use license includes all prophylactic, therapeutic or diagnostic uses in humans or animals excluding use in chimeric antigen receptor technology. The Dana-Farber antibodies were generated in the laboratory of Dr. Wayne Marasco, MD, PhD, a Professor in the Department of Cancer Immunology and AIDS at Dana-Farber. Under the terms of the agreement, we paid Dana-Farber an up-front licensing fee of $1.0 million and, on May 11, 2015, granted Dana-Farber five percent of our common stock on a fully-diluted basis, equal to 50,000 shares valued at $32,500 or $0.65 per share. The agreement included an anti-dilution clause that maintained Dana-Farber’s ownership at 5% until such time that we raised $10 million in cash in exchange for common shares. Pursuant to this provision, on September 30, 2015, we granted to Dana-Farber an additional 13,683 shares of common stock valued at approximately $0.6 million and the anti-dilution clause thereafter expired. Dana-Farber is eligible to receive payments of up to an aggregate of approximately $21.5 million for each licensed product upon our successful achievement of certain clinical development, regulatory and first commercial sale milestones. In addition, Dana-Farber is eligible to receive up to an aggregate of $60.0 million upon our successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales. Dana-Farber also receives an annual license maintenance fee of $50,000, which is creditable against milestone payments or royalties due to Dana-Farber. The portfolio of antibodies licensed from Dana-Farber include antibodies targeting PD-L1, GITR and CAIX. The license will terminate on a country-by-country and product-by-product basis until the royalty term in such country with respect to such product expires, at which time the agreement will expire in its entirety with respect to such product in such country. The royalty term, on a product-by-product and country-by-country basis, is the later of (i) ten years after first commercial sale of a given product in such country, or (ii) the expiration of the last-to-expire Dana-Farber patent containing a valid claim to the product in such country. To date, we have incurred $6.2 million of upfront licensing and milestone payments under this license agreement.

In connection with the license agreement with Dana-Farber, in March 2015 we entered into a collaboration agreement with TGTX, which was amended and restated in June 2019, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. We retain the right to develop and commercialize these antibodies in solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the original collaboration agreement, TGTX paid us $0.5 million, representing an upfront licensing fee. Upon the signing of the amended and restated collaboration agreement in June 2019, TGTX paid us an additional $1.0 million upfront licensing fee. We are eligible to receive substantive potential milestone payments for the anti-PD-L1 program of up to an aggregate of approximately $27.6 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $8.4 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $19.2 million upon regulatory filings and first commercial sales in specified territories. We are also eligible to receive substantive potential milestone payments for the anti-GITR antibody program of up to an aggregate of approximately $21.5 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, we are eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales for both programs, in addition to royalty payments based on a tiered low double-digit percentage of net sales. We also receive an annual license maintenance fee, which is creditable against milestone payments or royalties due to us. TGTX also pays us for our out-of-pocket costs of material used by TGTX for their development activities. The collaboration agreement will terminate on a product-by-product and country-by-country basis upon the expiration of the last licensed patent right, unless the agreement is earlier terminated. For the years ended December 31, 2022 and 2021, we recognized approximately $0.1 million and $0.2 million respectively, in revenue from our collaboration agreement with TGTX in the Statements of Operations.

Adimab, LLC

In October 2015, Fortress entered into a collaboration agreement with Adimab to discover and optimize antibodies using their proprietary core technology platform. Under this agreement, Adimab optimized cosibelimab, our anti-PD-L1 antibody which we originally licensed from Dana-Farber. In January 2019, Fortress transferred the rights to the optimized antibody to us, and we entered into a collaboration agreement directly with Adimab on the same day. Under the terms of the agreement, Adimab is eligible to receive payments up to an aggregate of approximately $4.8 million upon various filings for regulatory approvals to commercialize the product. In addition, Adimab is eligible to receive royalty payments based on a tiered low single digit percentage of net sales. The license will terminate on a country-by-country and product-by-product basis until the royalty term in such country with respect to such product expires, at which time the agreement will expire in its entirety with respect to such licensed product in such country. The royalty term, on a product-by-product and country-by-country basis, begins on the first commercial sale of a product in a country and ends on the later of (a) expiry of the last-to-expire licensor patent containing a valid claim to the compound in such country; or (b) twelve years after the first commercial sale of such licensed product in such country. To date, we have incurred $3.7 million in milestone payments under our collaboration agreement with Adimab.

NeuPharma, Inc.

In March 2015, Fortress entered into an exclusive license agreement with NeuPharma to develop and commercialize novel irreversible, 3rd generation EGFR inhibitors, including olafertinib, on a worldwide basis other than certain Asian countries. On the same date, Fortress assigned all of its right and interest in the EGFR inhibitors to us. The license agreement was amended on February 21, 2017. Under the terms of the license agreement, we paid NeuPharma an up-front licensing fee of $1.0 million, and NeuPharma is eligible to receive payments of up to an aggregate of approximately $39.0 million upon our successful achievement of certain clinical development and regulatory milestones in up to three indications, of which $22.5 million are due upon various regulatory approvals to commercialize the products. In addition, NeuPharma is eligible to receive payments of up to an aggregate of $40.0 million upon our successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered mid to high-single digit percentage of net sales. The license will terminate on a country-by-country and product-by-product basis until the royalty term in such country with respect to such product expires, at which time the agreement will expire in its entirety with respect to such product in such country. Royalty term means, on a licensed product-by-licensed product and country-by-country basis, the period from the first commercial sale of a given licensed product in such country until the later of (a) expiry of the last-to-expire licensor patent containing a valid claim to the compound in such country; or (b) the 10th anniversary of the first commercial sale of such licensed product in such country. In a country where no licensor patent containing a valid claim with respect to the compound has ever existed nor ever exists, the royalty term means on a product-by-product and country-by-country basis, the period from the first commercial sale of such product in such country until the 10th anniversary of such first commercial sale of such product in such country. To date, we have incurred $2.0 million of upfront licensing and milestone payments under the license agreement.

Jubilant Biosys Limited

In May 2016, we entered into a license agreement with Jubilant for an exclusive, worldwide license to Jubilant’s family of patents covering compounds that inhibit BET proteins such as BRD4, including CK-103. The license agreement was amended on December 13, 2016 and March 31, 2017. Under the terms of the license agreement, we paid Jubilant an up-front licensing fee of $2.0 million, and Jubilant is eligible to receive payments up to an aggregate of approximately $88.4 million upon our successful achievement of certain clinical development and regulatory milestones for two licensed products, of which $59.5 million are due upon various regulatory approvals to commercialize the products. In addition, Jubilant is eligible to receive payments up to an aggregate of $89.3 million upon our successful achievement of certain sales milestones based on aggregate net sales for two licensed products, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales. The license will terminate on a country-by-country and product-by-product basis until the royalty term in such country with respect to such product expires, at which time the agreement will expire in its entirety with respect to such licensed product in such country. The royalty term, on a product-by-product and country-by-country basis, begins on the first commercial sale of a product in a country and ends on the expiration of the last-to-expire Jubilant patent containing a valid claim to the product in such country. To date, we have incurred $2.4 million of upfront licensing and milestone payments under the license agreement.

In connection with the license agreement with Jubilant, we entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while we retain the right to develop and commercialize these compounds in the field of solid tumors. Under the terms of the sublicense agreement, TGTX paid us $1.0 million, representing an upfront licensing fee, and we are eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.4 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.9 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, we are eligible to receive potential milestone payments up to an aggregate of $89.3 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays us for 50% of IND enabling costs and patent expenses. For each of the years ended December 31, 2022 and 2021, we recognized approximately $0.1 million in revenue related to the sublicense agreement in the Statements of Operations.

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

In the immuno-oncology area, several major pharmaceutical companies have a PD-1 and/or PD-L1 antibody on the market, including, without limitation, Merck & Co. (approved drug PD-1 with the brand name Keytruda®), Bristol-Myers Squibb (approved PD-1 with the brand name Opdivo®), Roche (approved PD-L1 with the brand name Tecentriq®), AstraZeneca (approved PD-L1 with the brand name Imfinzi®), Pfizer/Merck KGA (approved PD-L1 with the brand name Bavencio®), Regeneron (approved PD-1 with the brand name Libtayo®) and GlaxoSmithKline (approved PD-1 with the brand name Jemperli®). We are aware of several anti-GITR antibody development programs that are or were in preclinical or early clinical studies, including, without limitation, by Merck & Co., Leap Therapeutics, Inc. and Astellas Pharma Inc., and an anti-CAIX antibody in clinical studies by Telix Pharmaceuticals.

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

In the BET inhibitor space, there are a number of companies which have advanced to early stage clinical trials, including MorphoSys AG’s pelabresib, Bristol-Myers Squibb’s BMS-986158, Abbvie’s mivebresib, Incyte’s INCB57643 and Zenith Epigenetics’s ZEN003694.

Additional information can be found under Item 1A - Risk Factors - Risks Related to Our Business and Industry.

EMPLOYEES

As of December 31, 2022, we had twenty-four full and part-time employees. None of our employees are represented by a labor union and we consider our employee relations to be good.

SUPPLY AND MANUFACTURING

We have limited experience in manufacturing products for clinical or commercial purposes. We currently do not have any manufacturing capabilities. We have established, or intend to establish, contract manufacturing relationships for the supplies of our product candidates, in each case with a single manufacturer. As with any supply program, obtaining raw materials of a sufficient quality cannot be guaranteed and we cannot ensure that we will be successful in this endeavor.

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

Contract manufacturers are subject to ongoing periodic and unannounced inspections by the FDA, the Drug Enforcement Administration (“DEA”) and corresponding state agencies to ensure strict compliance with cGMP and other state and federal regulations. Our contractors outside of the United States face similar challenges from the numerous local and regional agencies and authorized bodies. We do not have control over third-party manufacturers’ compliance with these regulations and standards, other than through contractual obligations. If they are deemed out of compliance with cGMPs, product recalls could result, inventory could be destroyed, production could be stopped, and supplies could be delayed or otherwise disrupted.

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

GOVERNMENT AND INDUSTRY REGULATIONS

Governmental authorities, including the FDA and corresponding state and foreign regulatory agencies, regulate the clinical development, manufacture, approval and marketing of our product candidates, as well as our ongoing research and development activities. None of our product candidates have been approved for sale in any market in which we have marketing rights. Before marketing in the U.S., any drug that we develop must undergo rigorous preclinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the FDCA. The FDA regulates, among other things, the pre-clinical and clinical testing, safety, efficacy, approval, manufacturing, record keeping, adverse event reporting, packaging, labeling, storage, advertising, promotion, export, sale and distribution of biopharmaceutical products.

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

Where appropriate, the FDA may designate certain drug candidates as eligible for expedited review when they are intended to treat persons with serious or life-threatening conditions for which there is an unmet medical need. A sponsor can apply for such designation, including fast track review, at the time of submission of an IND, or at any time prior to receiving marketing approval of the new drug application (“NDA”) or BLA. To receive fast track designation, an applicant must demonstrate:

●	that the drug is intended to treat a serious or life-threatening condition;
●	that the drug is intended to treat a serious aspect of the condition; and
●	that the drug has the potential to address unmet medical needs, and this potential is being evaluated in the planned drug development program.

The FDA responds to a request for fast track designation within 60 calendar days of receipt of the request. Over the course of drug development, a product in a fast track development program must continue to meet the criteria for fast track designation. Sponsors of products in fast track drug development programs are in regular contact with the reviewing division of the FDA to ensure that the evidence necessary to support marketing approval will be developed and presented in a format conducive to an efficient review. Sponsors of products in fast track drug development programs may be eligible for priority review of a completed application in six months or less and also may be permitted to submit portions of an NDA or BLA to the FDA for review before the complete application is submitted.

Where applicable, sponsors of drugs may seek approval under the FDA’s accelerated approval regulations. Under this authority, the FDA may grant marketing approval for a new drug product on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely, based on epidemiologic, therapeutic, pathophysiologic, or other evidence, to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. Accelerated approval will be subject to the requirement that the sponsor study the drug further to verify and describe its clinical benefit where there is uncertainty as to the relation of the surrogate endpoint to clinical benefit or uncertainty as to the relation of the observed clinical benefit to ultimate outcome. Post-marketing studies may be underway at the time a sponsor files the NDA or BLA. When required to be conducted, such post-marketing studies must also be adequate and well-controlled. The sponsor must carry out any such post-marketing studies with due diligence. Drug candidates that have received accelerated approval have subsequently failed to obtain approval. Moreover, negative or inconclusive results from the clinical trials we may conduct, or adverse medical events could cause us to have to repeat or terminate the clinical trials. Accordingly, we may not be able to complete the clinical trials within an acceptable time frame, if at all, and, therefore, could not submit the NDA or BLA to the FDA or foreign regulatory authorities for marketing approval.

Clinical testing must meet requirements for institutional review board or ethics committee oversight, informed consent and good clinical practices, among others, and must be conducted pursuant to an IND, unless exempted.

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

In addition, the FDA, equivalent foreign regulatory authority, or a data safety monitoring committee for a trial may place a clinical trial on hold or terminate it if it concludes that subjects are being exposed to an unacceptable health risk, or for futility, among other things. Any drug is likely to produce some toxicity or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for a sufficiently long period of time. Unacceptable toxicity or side effects may occur at any dose level at any time in the course of studies in animals designed to identify unacceptable effects of a product candidate, known as toxicological studies, or clinical trials of product candidates. The appearance of any unacceptable toxicity or side effect could cause us or regulatory authorities to interrupt, limit, delay or terminate the development of any of our product candidates and could ultimately prevent approval by the FDA or foreign regulatory authorities for any or all targeted indications.

Sponsors of drugs may apply for a special protocol assessment (“SPA”) from the FDA. The SPA process is a procedure by which the FDA provides official evaluation and written guidance on the design and size of proposed protocols that are intended to form the basis for a new drug application. However, final marketing approval depends on, among other things, the results of efficacy, the adverse event profile and an evaluation of the benefit/risk of treatment demonstrated in the Phase 3 trial. The SPA agreement may only be changed through a written agreement between the sponsor and the FDA, or if the FDA becomes aware of a substantial scientific issue essential to product safety or efficacy.

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

If the FDA grants approval, the approval will be limited to those conditions and patient populations for which the FDA has determined that the product is safe and effective, as demonstrated through data and information, including clinical studies. Further, a product may be marketed only in those dosage forms and for those indications approved in the NDA or BLA. Certain changes to an approved NDA or BLA, including, with certain exceptions, any significant changes to labeling, require approval of a supplemental application before the drug may be marketed as changed. Any products that we manufacture or distribute pursuant to FDA approvals are subject to continuing monitoring and regulation by the FDA, including compliance with cGMP and the reporting of adverse experiences with the drugs. The nature of marketing claims that the FDA will permit us to make in the labeling and advertising of our products will generally be limited to those specified in FDA approved labeling, and the advertising of our products will be subject to monitoring and regulation by the FDA. Drugs whose review was accelerated may carry additional restrictions on marketing activities, including the requirement that all promotional materials are pre-submitted to the FDA. Claims exceeding those contained in approved labeling may constitute a violation of the FDCA. Violations of the FDCA or regulatory requirements, including those related to drug manufacturing, at any time during the product development process, approval process, or marketing and sale following approval may result in agency enforcement actions, including withdrawal of approval, recall, seizure of products, warning letters, injunctions, fines and/or civil or criminal penalties. Any agency enforcement action could have a material adverse effect on our business.

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

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors, including government health administrative authorities, managed care providers, private health insurers and other organizations. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Adequate third-party reimbursement may not be available for our products to enable us to realize an appropriate return on our investment in research and product development. In addition, in the U.S., the Inflation Reduction Act contains provisions that have the potential to substantially impact the profitability of drugs. For example, the Inflation Reduction Act authorizes the Centers for Medicare & Medicaid Services (“CMS”) to negotiate drug prices for certain drugs in Medicare Part D, beginning in 2026, and Parts D and B, beginning in 2028. Additionally, the Inflation Reduction Act imposes inflation rebates on drugs reimbursed by Medicare Part B and Part D. Given the complexity of the Inflation Reduction Act and the uncertainty with respect to its impending implementation, the impact of the Inflation Reduction Act on our financial conditions and operations cannot be predicted, whether in its current form or as amended or repealed.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014 and have an accumulated deficit of $262.5 million as of December 31, 2022. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

●	one or more of our product candidates are submitted for marketing approval, as is the case with cosibelimab, or are approved for commercial sale, due to our need to establish the necessary commercial infrastructure to launch this product candidate without substantial delays, including manufacturing to build pre-commercial inventory, hiring sales and marketing personnel and contracting with third parties for warehousing, distribution, cash collection and related commercial activities;
●	we are required by the FDA or foreign regulatory authorities, to perform studies in addition to those currently expected;
●	we initiate one or more clinical trials to pursue additional indications for our product candidates, or if there are any delays in completing our clinical trials or the development of any of our product candidates;
●	we execute other collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;
●	there are variations in the level of expenses related to our current and future development programs;
●	there are any product liability or intellectual property infringement lawsuits in which we may become involved;
●	there are any regulatory developments affecting product candidates of our competitors; and
●	one or more of our product candidates receives regulatory approval.

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development, and resulting regulatory approval request submissions, of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building a commercial organization to address certain markets. We will require additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. We believe that our cash and cash equivalents are only sufficient to fund our operating expenses into the second quarter of 2023.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts, or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or, if approved, commercialization of one or more of our product candidates. We may also seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. Any of these events could significantly harm our business, financial condition and prospects.

Our future funding requirements will depend on many factors, including, but not limited to:

●	the timing, design and conduct of, and results from, preclinical studies and clinical trials for our product candidates;
●	the timing and process of regulatory approval reviews and potential for delays in our efforts to seek regulatory approval for our product candidates, and any costs associated with such delays;
●	the costs of establishing a commercial organization to sell, market and distribute our product candidates;
●	the rate of progress and costs of our efforts to prepare for the submission of an NDA or BLA for any of our product candidates or any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;
●	the cost and timing of securing sufficient supplies of our product candidates from our third-party manufacturers for clinical trials and in preparation for commercialization;
●	the effect of competing technological and market developments;
●	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish;
●	if one or more of our product candidates are approved, the potential that we may be required to file a lawsuit to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of one or more of our product candidates; and
●	the success of the commercialization of one or more of our product candidates, if approved.

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

Our audited financial statements as of December 31, 2022 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of December 31, 2022, we had cash and cash equivalents of $12.1 million and an accumulated deficit of $262.5 million. We do not believe that our cash and cash equivalents are sufficient for the next twelve months. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining debt or equity financings or other arrangements. Our future success depends on our ability to raise capital. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations.

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

Weakness in the U.S. economy, including within our geographic footprint, has adversely affected us in the past and may adversely affect us in the future.

We have been, and will continue to be, impacted by general business and economic conditions in the United States. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, war, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, unemployment and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control.

Worldwide financial markets have recently experienced periods of extraordinary disruption and volatility, which have been exacerbated by the COVID-19 pandemic and the Russia/Ukraine conflict, resulting in heightened credit risk, reduced valuation of investments, decreased economic activity, heightened risk of cyberattacks, and inflation. Moreover, many companies have experienced reduced liquidity and uncertainty as to their ability to raise capital during such periods of market disruption and volatility. In the event that these conditions recur or result in a prolonged economic downturn, our results of operations, financial position and/or liquidity could be materially and adversely affected. In addition, as a result of recent financial and political events, we may face increased regulation.

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

We intend to use data from our ongoing Phase 1 clinical trial of cosibelimab, conducted outside the United States, in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including CSCC, to potentially support one or more U.S. BLAs and comparable applications for marketing approval outside the U.S. In January 2020, we announced that we had initial discussions with the FDA to execute this strategy in CSCC. Based on top-line and interim results in metastatic and locally advanced CSCC, respectively, we submitted a BLA to the U.S. FDA for these indications in January 2023, which application is filed and under review with a PDUFA goal date of January 3, 2024. Similarly, we intend to use data from our licensor’s ongoing Phase 3 clinical trial of olafertinib (formerly CK-101), conducted only in China, in patients with EGFR mutation-positive NSCLC, to potentially support a U.S. NDA and comparable applications for marketing approval outside the U.S. We believe, based on published FDA guidance documents, public statements of companies with comparable product candidates, and past interactions with the FDA, that exclusively foreign clinical data from a single study may be acceptable to support marketing approval(s) under FDA regulations. If we prove to be incorrect, running additional studies in the U.S. will require substantial time, effort and financial resources or may not be possible at all.

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

Pharmaceutical development has inherent risks. The outcome of preclinical development testing and early clinical trials may not be predictive of the outcome of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Once a product candidate has displayed sufficient preclinical data to warrant clinical investigation, we will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are effective with a favorable benefit-risk profile for use in populations for their target indications before we can seek regulatory approvals for their commercial sale. Many drug candidates fail in the early stages of clinical development for safety and tolerability issues or for insufficient clinical activity, despite promising preclinical results. Accordingly, no assurance can be made that a safe and effective dose can be found for these compounds or that they will ever enter into advanced clinical trials alone or in combination with other product candidates.   Moreover, success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Companies frequently experience significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. There is an extremely high rate of failure of pharmaceutical candidates proceeding through clinical trials.

Individually reported outcomes of patients treated in clinical trials may not be representative of the entire population of treated patients in such studies. In addition, registration trials or larger scale Phase 3 studies, which are often conducted internationally, are inherently subject to increased operational risks compared to earlier stage studies, including the risk that the results could vary on a region to region or country to country basis, which could materially adversely affect the outcome of the study or the opinion of the validity of the study results by applicable regulatory agencies.

From time to time, we may publicly disclose top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of such data, and we may not have received or had the opportunity to fully and carefully evaluate all data from the particular study or trial, including all endpoints and safety data. As a result, top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line, interim, or preliminary data we previously published. When providing top-line results, we may disclose the primary endpoint of a study before all secondary endpoints have been fully analyzed. A positive primary endpoint does not translate to all, or any, secondary endpoints being met. As a result, top-line and preliminary data should be viewed with caution until the final data are available, including data from the full safety analysis and the final analysis of all endpoints.

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

Although we are conducting and planning for certain clinical trials relating to our product candidates, there can be no assurance that the FDA, or any comparable foreign regulatory authority, will accept our proposed trial designs. We may experience delays in our clinical trials and we do not know whether current or planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or ethics committees of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board monitoring such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

Russian military action in Europe may impact foreign countries in which we enrolled patients in our clinical trials.

In February 2022, Russia commenced a military invasion of Ukraine. Russia’s invasion and the ensuing response by Ukraine may prevent the FDA from auditing our five clinical sites that enrolled a total of 17 patients in these countries upon review of our BLA for cosibelimab. If we are delayed or not able to obtain regulatory approval, our business may be adversely affected.

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

Any regulatory approval is limited to those indications for use for which a product is deemed to be safe and effective by the FDA, or other similar regulatory authorities outside the United States. In addition to the regulatory approval required for new drug products, new formulations or new or additional indications for use for an already approved product also require regulatory approval. If we are not able to obtain regulatory approval for any desired future indications for our products, our ability to effectively market and sell our products may be prevented or reduced, and our business may be adversely affected.

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote products is limited to those indications that are specifically approved by the FDA, or similar regulatory authorities outside the United States. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in certain circumstances. Regulatory authorities in the U.S. generally do not regulate the practice of medicine or behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict promotion by pharmaceutical companies on the subject of off-label use. If our promotional activities fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA, or any applicable foreign regulatory authority, rules and guidelines relating to promotion and advertising may cause the FDA, or such applicable foreign regulatory authority, to suspend or withdraw an approved product from the market, require a recall or institute fines or penalties, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our business.

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

Risks Related to Reliance on Third Parties

We have or intend to contract with third parties for the manufacture of our approved products, if any. If such contract manufacturer fails to timely produce sufficient product volume or to comply with applicable regulations, the commercialization of our product candidates may be delayed, we may be unable to meet market demand, and we may lose potential revenues.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. We have or intend to enter into development and supply agreements with one or more contract manufacturers for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies for each of our product candidates. Any termination or disruption of our relationships with our contract manufacturers may materially harm our business and financial condition and frustrate any commercialization efforts for each respective product candidate.

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

1.

On October 9, 2019, CMS issued a proposed rule entitled, Modernizing and Clarifying the Physician Self-Referral Regulations and on the same day the HHS Office of Inspector General issued a similar rule, entitled Revisions to Safe Harbors Under the Anti-Kickback Statute, and Civil Monetary penalty Rules Regarding Beneficiary Inducements. The proposed rules are an effort to reform regulations dealing with anti-kickback and self-referral laws. The proposals are attempting to allow certain financial arrangements that would otherwise violate anti-kickback and self-referral laws for providers that are participating in value-based payment arrangements. The proposed rule could impact drug purchasing behavior to ensure providers are within their budget and/or restructure existing payment structures between providers and manufacturers.

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

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. By way of example, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; it required collection of rebates for drugs paid by Medicaid managed care organizations; it imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; it implemented a new methodology under which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; it expanded the eligibility criteria for Medicaid programs; it created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and it established a Center for Medicare and Medicaid Innovation (“CMMI”) at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been enacted. For example, in 2017, Congress enacted the Tax Cuts and Jobs Act, which eliminated the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, a process that is commonly referred to as the “individual mandate.” In addition, the Further Consolidated Appropriations Act, 2020 permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax; and, effective January 1, 2021, it also eliminated the health insurance tax. On December 14, 2018, the U.S. District Court for the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On June 17, 2021, the U.S. Supreme Court reversed the ruling of the Fifth Circuit, holding that the challengers lacked standing to sue and otherwise abstaining from reaching the merits of the case.   Notwithstanding the resolution of this legal challenge, there may be other efforts to challenge, repeal, or replace the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.

President Joseph R. Biden, Jr. signed an Executive Order on Strengthening Medicaid and the Affordable Care Act, stating his administration’s intentions to reverse the actions of his predecessor and strengthen the ACA. As part of this Executive Order, the Department of Health and Human Services, United States Treasury, and the Department of Labor are directed to review all existing regulations, orders, guidance documents, policies, and agency actions and to consider if they are consistent with ensuring coverage under the ACA making high-quality healthcare affordable and accessible to Americans. We are unable to predict the likelihood of changes to the ACA or other healthcare laws which may negatively impact our profitability.

President Biden intends, as his predecessor did, to take action against drug prices which are considered “high.” Such measures could be addressed in a legislative package later in 2021 or with the reauthorization of the Prescription Drug User Fee Act (“PDUFA”) in 2022. Drug pricing continues to be a subject of debate at the executive and legislative levels of U.S. government and we expect to see legislation focusing on this in the coming year. The American Rescue Plan Act of 2021 signed into law by President Biden on March 14, 2021 includes a provision that will eliminate the statutory cap on rebates drug manufacturers pay to Medicaid beginning in January 2024. With the elimination of the rebate cap, manufacturers may be required to compensate states in an amount greater than what the state Medicaid programs pay for the drug.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030 with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through December 31, 2021, unless additional congressional action is taken. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, to review the relationship between pricing and manufacturer patient assistance programs, and to reform government program reimbursement methodologies for pharmaceutical products. The Prescription Drug Pricing Reduction Act, or PDPRA, which was introduced in Congress in 2019, and again in 2020, proposed to, among other things, penalize pharmaceutical manufacturers for raising prices on drugs covered by Medicare Parts B and D faster than the rate of inflation, cap out-of-pocket expenses for Medicare Part D beneficiaries, and several changes to how drugs are reimbursed in Medicare Part B. A similar drug pricing bill, the Elijah E. Cummings Lower Drug Costs Now Act, proposes to enable direct price negotiations by the federal government for certain drugs (with the maximum price paid by Medicare capped based on an international index), requires manufacturers to offer these negotiated prices to other payers, and restricts manufacturers from raising prices on drugs covered by Medicare Parts B and D. This Act passed in the House of Representatives when it was introduced in 2019, and it has been introduced again in the 2021 term. We cannot predict whether any proposed legislation will become law and the effect of these possible changes on our business cannot be predicted at this time.

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

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify any patentable aspects of our research and development output and methodology, and, even if we do, an opportunity to obtain patent protection may have passed. Given the uncertain and time-consuming process of filing patent applications and prosecuting them, it is possible that our product(s) or process(es) originally covered by the scope of our patent applications may change or be modified throughout the patent prosecution process, leaving our product(s) or process(es) without patent protection. If our licensors or we fail to obtain or maintain patent protection or trade secret protection for one or more product candidates or any future product candidate we may license or acquire, third parties may be able to leverage our proprietary information and products without risk of infringement, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and achieve profitability. Moreover, should we enter into other collaborations we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance, defense and enforcement of patents licensed or developed under such collaborations. Therefore, these patents and applications may not be prosecuted, defended, and enforced in a manner consistent with the best interests of our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, no consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the U.S. The patent situation outside the U.S. is even more uncertain. The patent laws of foreign countries may not protect our patent rights to the same extent as the laws of the United States, and we may fail to seek or obtain patent protection in all major markets. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States patent law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after a first filing, or in some cases not at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in patents or pending patent applications that we own or licensed, or that we or our licensors were the first to file for patent protection of such inventions. In the event that a third party has also filed a U.S. patent application relating to our product candidates or a similar invention, depending upon the priority dates claimed by the competing parties, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention in the U.S. The costs of these proceedings could be substantial and it is possible that our efforts to establish priority of invention would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. As a result, the issuance, scope, validity, enforceability and commercial value of our or any of our respective licensors’ patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the federal courts of the United States have taken an increasingly dim view of the patent eligibility of certain subject matter, such as naturally occurring nucleic acid sequences, amino acid sequences and certain methods of utilizing the same, which include their detection in a biological sample and diagnostic conclusions arising from their detection. Such subject matter, which had long been a staple of the biotechnology and biopharmaceutical industry to protect their discoveries, is now considered, with few exceptions, ineligible in the first instance for protection under the patent laws of the United States. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in those licensed from a third-party.

In addition, U.S. patent laws may change, which could prevent or limit us from filing patent applications or patent claims to protect products and/or technologies or limit the exclusivity periods that are available to patent holders, as well as affect the validity, enforceability, or scope of issued patents.

Moreover, the patents or patent applications owned or filed by us, or by our licensors or other collaborators, may be subject to a third-party pre-issuance submission of prior art to the USPTO, or to opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of our licensors or collaborators. The costs of these proceedings could be substantial and it is possible that our efforts to establish priority of invention would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. An adverse determination in any such submission, patent office trial, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Competitors may infringe our issued patents or other intellectual property. To counter infringement or unauthorized use, we may be required to file one or more actions for patent infringement, which can be expensive and time consuming. Any claims we assert against accused infringers could provoke these parties to assert counterclaims against us alleging invalidity of our patents or that we infringe their patents; or provoke those parties to petition the USPTO to institute inter partes review against the asserted patents, which may lead to a finding that all or some of the claims of the asserted patents are invalid. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our pending patents at risk of being invalidated, rendered unenforceable, or interpreted narrowly. Because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Furthermore, adverse results on U.S. patents may affect related patents in our global portfolio.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

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

On March 11, 2020, the World Health Organization declared that the rapidly spreading COVID-19 outbreak had evolved into a pandemic. In response to the pandemic, many governments around the world implemented a variety of measures to reduce the spread of COVID-19.

The COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. Although COVID-19 has not had a material adverse effect on our business to date, no assurance can be given that it will not in the future if the situation persists or worsens.

Should the coronavirus continue to spread, our business operations could be delayed or interrupted. For instance, our clinical trials may be affected by the pandemic. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. If the coronavirus continues to spread, or if new variants emerge, some participants and clinical investigators may not be able to comply with clinical trial protocols.

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

Equity Compensation Plans

On March 21, 2017, November 9, 2017, November 27, 2020, and December 9, 2022, we filed registration statements on Form S-8 under the Securities Act registering the common stock issued, issuable or reserved for issuance under our Amended and Restated 2015 Incentive Plan (“2015 Plan”). The registration statements became effective immediately upon filing, and shares covered by the registration statements are eligible for sale in the public markets, subject to grant of the underlying awards, vesting provisions and Rule 144 limitations applicable to our affiliates.

Holders

As of March 24, 2023, there were approximately 68 holders of record for our common stock and 1 holder of record for our Class A common stock. The number of beneficial holders of our common stock does not reflect shareholders who hold shares in street name through brokerage accounts or other nominees.

Dividends

We have never paid cash dividends on any of our capital stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Subject to adjustment as provided in the 2015 Plan, the total aggregate number of shares of our common stock reserved and available for issuance pursuant to awards granted under the 2015 Plan is 3,000,000. The following table provides information as of December 31, 2022, regarding the securities authorized for issuance under our equity compensation plan, the 2015 Plan.

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities reflected
Plan Category	options	options	in column 1)

Equity compensation plans approved by security holders	27,000	$31.35	2,238,798
Equity compensation plans not approved by security holders	—	—	—
Total	27,000		2,238,798

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

Overview

We are a clinical-stage immunotherapy and targeted oncology company focused on the acquisition, development and commercialization of novel treatments for patients with solid tumor cancers. We are evaluating our lead antibody product candidate, cosibelimab, an anti-programmed death-ligand 1 (“PD-L1”) antibody licensed from the Dana-Farber Cancer Institute, in an ongoing global, open-label, multicohort Phase 1 clinical trial in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including ongoing cohorts in locally advanced and metastatic cutaneous squamous cell carcinoma (“CSCC”) intended to support one or more applications for marketing approval. Based on top-line and interim results in metastatic and locally advanced CSCC, respectively, we submitted a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for these indications in January 2023, which application is filed and under review with a Prescription Drug User Fee Act (“PDUFA”) goal date of January 3, 2024. In addition, we are evaluating our lead small-molecule, targeted anti-cancer agent, olafertinib, a third-generation epidermal growth factor receptor (“EGFR”) inhibitor, as a potential new treatment for patients with EGFR mutation-positive non-small cell lung cancer (“NSCLC”).

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

In January 2022, we announced top-line results from a registration-enabling cohort of our multi-regional, Phase 1 clinical trial of cosibelimab in patients with metastatic CSCC. The cohort met its primary endpoint, with cosibelimab demonstrating a confirmed ORR of 47.4% (95% CI: 36.0, 59.1) based on independent central review of 78 patients enrolled in the metastatic CSCC cohort using RECIST 1.1.

In December 2021, we announced the initiation of our CONTERNO study, a multi-regional, open-label, multi-center, randomized Phase 3 trial of cosibelimab in combination with pemetrexed and platinum chemotherapy for the first-line treatment of patients with NSCLC. The February 2022 Russian invasion of Ukraine and the ensuing response disrupted our ability to conduct clinical trials in Russia, Ukraine, and Belarus. The substantially longer enrollment period as a result of the conflict made the CONTERNO study no longer viable. Accordingly, we expect that the study will be wound down and closed by the end of the first quarter of 2023.

We have also entered into various collaboration agreements with TGTX, a related party, to develop and commercialize certain assets in connection with our licenses in the field of hematological malignancies, while we retain the right to develop and commercialize these assets in solid tumors.

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2022, we have an accumulated deficit of $262.5 million.

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

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including, but not limited to, those related to research and development expenses, accrued research and development expenses, stock-based compensation and common stock warrant liabilities. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in the notes to our financial statements appearing elsewhere in this Form 10-K. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Research and Development

Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Upfront and milestone payments due to third parties that perform research and development services on our behalf will be expensed as services are rendered or when the milestone is achieved.

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

In accordance with Accounting Standards Codification (“ASC”) 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. In each case, we evaluate if the license agreement results in the acquisition of an asset or a business. Such licenses we purchased require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and has no alternative future use. Accordingly, the total purchase price for the licenses acquired during the period is reflected as research and development on the Statements of Operations.

Accrued Research and Development Expense

We record accruals for estimated costs of research, preclinical, clinical and manufacturing development within accrued expenses which are significant components of research and development expenses. A substantial portion of our ongoing research and development activities is conducted by third-party service providers such as contract research organizations in connection with our clinical studies, contract manufacturing organizations, trial sites in connection with our clinical studies and vendors associated with licenses/milestones. We accrue the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. We determine the estimated costs through the reviewing of open contracts, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly for services performed or when contractual milestones are met. Payments made to third parties under these arrangements in advance of the performance of the related services are recorded as prepaid expenses until the services are rendered.

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

Stock-Based Compensation

We expense stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards and forfeitures, which are recorded upon occurrence. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved. We estimate the fair value of stock option grants using the Black-Scholes Model. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

We will continue to use judgment in evaluating the expected volatility, expected terms and interest rates utilized for our stock-based compensation expense calculations on a prospective basis. The assumptions underlying these valuations represent management’s best estimate, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different. We expect to continue to grant options and other stock-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

Common Stock Warrant Liabilities

We have issued freestanding warrants to purchase shares of our common stock in connection with financing activities. Our outstanding common stock warrants issued in connection with the registered direct financing completed in December 2022 (the “December 2022 Registered Direct Offering”) are classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside our control. We estimate the fair value of warrants using the Black-Scholes Model. The assumptions used in calculating the fair value of warrants represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. We will continue to use judgment in evaluating the expected volatility, expected terms and interest rates utilized for our common stock warrant liability calculations on a prospective basis. The assumptions underlying these valuations represent management’s best estimate, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our common stock warrant liabilities could be materially different.

The fair value of common stock warrant liabilities is re-measured at each financial reporting date with any changes in fair value being recognized in gain (loss) on common stock warrant liabilities, a component of other income (loss), in the Statements of Operations. We will continue to re-measure the fair value of the warrant liabilities until exercise or expiration of the related warrant.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Comparison of the Years Ended December 31, 2022 and 2021

Revenue

For the year ended December 31, 2022, revenue was approximately $0.2 million compared to approximately $0.3 million for the year ended December 31, 2021, a decrease of approximately $0.1 million. The current and prior period revenue primarily consisted of the reimbursement of patent costs related to the collaboration agreement with TGTX.

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

For the year ended December 31, 2022, research and development expenses were approximately $49.8 million, compared to approximately $48.5 million for the year ended December 31, 2021, an increase of $1.3 million. The current period research and development expenses primarily consisted of $25.3 million related to the manufacturing costs of our product candidates, $12.5 million related to clinical costs for our product candidates, $2.6 million related to regulatory costs, $1.9 million related to the non-cash annual equity fee in connection with the Founders’ Agreement, $4.5 million related to salary expenses and $0.9 million related to stock compensation expense. For the year ended December 31, 2021, research and development expenses primarily consisted of $17.0 million related to the manufacturing costs of our product candidates, $14.3 million related to clinical costs for our product candidates, $6.6 million related to the non-cash annual equity fee in connection with the Founders’ Agreement, $6.4 million related to a non-refundable milestone payment upon the first patient dosed in a Phase 3 clinical study of cosibelimab, $0.9 million related to regulatory costs, $1.5 million related to salary expenses and $0.7 million related to stock compensation expense.

We anticipate research and development expenses in 2023 to increase modestly as compared to 2022 due primarily to the manufacture of cosibelimab drug substance to support a potential commercial launch in 2024.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities, and facilities-related expenses.

For the year ended December 31, 2022, general and administrative expenses were approximately $8.7 million, compared to approximately $8.5 million for the year ended December 31, 2021, an increase of $0.2 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $2.0 million, $1.5 million related to salary expenses, $0.4 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock, $1.9 million related to legal and accounting fees and $0.4 million related to investor relation fees. The prior period general and administrative expenses primarily consisted of stock compensation expense of $2.5 million, $1.4 million related to salary expenses, $1.0 million related to legal and accounting fees, $1.0 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock and $0.4 million related to investor relation fees.

We anticipate general and administrative expenses in 2023 to increase as compared to 2022 due primarily to pre-commercial initiatives to support a potential commercial launch for cosibelimab in 2024.

Interest Income

For the year ended December 31, 2022, interest income was approximately $0.2 million compared to approximately $0.1 million for the year ended December 31, 2021, an increase of approximately $0.1 million. The increase was primarily due to higher interest rates earned on our cash deposits.

Loss on Common Stock Warrant Liabilities

For the year ended December 31, 2022, losses on common stock warrant liabilities were approximately $4.5 million. There were no gains or losses on common stock warrant liabilities the year ended December 31, 2021. Losses on common stock warrant liabilities are comprised of the total initial fair value of the liability exceeding the total proceeds and the fair value remeasurement of the common stock warrant liabilities on December 31, 2022, associated with the December 2022 Registered Direct Offering. We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the Statements of Operations. The fair value of the warrants was estimated using a Black-Scholes Model (see Note 7).

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2022, we had an accumulated deficit of $262.5 million.

In December 2022, we closed on the December 2022 Registered Direct Offering with a single institutional investor for the issuance and sale of 950,000 shares of our common stock and 784,105 pre-funded warrants (the “Pre-Funded Warrants”). Each Pre-Funded Warrant was exercisable for one share of our common stock. The common stock and the Pre-Funded Warrants were sold together with Series A warrants to purchase up to 1,734,105 shares of common stock and Series B warrants to purchase up to 1,734,105 shares of common stock (collectively, the “December 2022 Common Stock Warrants”), at a purchase price of $4.325 per share of common stock and associated December 2022 Common Stock Warrants, and $4.33249 per Pre-Funded Warrant and associated December 2022 Common Stock Warrants. The Pre-Funded Warrants were funded in full at closing except for a nominal exercise price of $0.0001 and are exercisable commencing on the closing date and will terminate when such Pre-Funded Warrants are exercised in full. The Series A warrants are exercisable immediately upon issuance and will expire five years following the issuance date and have an exercise price of $4.075 per share and the Series B warrants are exercisable immediately upon issuance and will expire eighteen months following the issuance date and have an exercise price of $4.075 per share. Net proceeds from the December 2022 Registered Direct Offering were $6.7 million after deducting commissions and other transaction costs.

During the year ended December 31, 2022, we sold a total of 532,816 shares of common stock under an At-the-Market Issuance Sales Agreement (the “ATM”) for aggregate total gross proceeds of approximately $10.1 million at an average selling price of $18.99 per share, resulting in net proceeds of approximately $9.9 million after deducting commissions and other transaction costs.

During the year ended December 31, 2021, we sold a total of 1,189,999 shares of common stock under the ATM for aggregate total gross proceeds of approximately $41.3 million at an average selling price of $34.69 per share, resulting in net proceeds of approximately $40.3 million after deducting commissions and other transaction costs.

Our major sources of cash have been proceeds from the sale of equity securities. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments.

As of December 31, 2022, we had cash and cash equivalents of $12.1 million. We believe that our cash and cash equivalents are only sufficient to fund our operating expenses into the second quarter of 2023. We will need to secure additional funds through equity or debt offerings, or other potential sources such as partnerships to fully develop and commercialize, if approved, our product candidates. Our estimate as to how long we expect our existing cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We cannot be certain that additional funding will be available on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern.

We do not expect any material impact on our long-term development timeline and our liquidity due to the worldwide spread of COVID-19.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Cash Flows for the Years Ended December 31, 2022 and 2021

Operating Activities

Net cash used in operating activities was $57.6 million for the year ended December 31, 2022, compared to $26.3 million for the year ended December 31, 2021. The increase in net cash used in operating activities was due primarily to an increase in manufacturing of cosibelimab and costs to support the BLA filing of cosibelimab.

Investing Activities

There were no investing activities for the years ended December 31, 2022 and 2021.

Financing Activities

Net cash provided by financing activities was $14.9 million for the year ended December 31, 2022, which related to net proceeds of $9.9 million from the issuance of common stock as part of our ATM offerings and net proceeds of $6.7 million from the issuance of common share and warrants from the December 2022 Registered Direct Offering. The current year amount was partially offset by cash paid for taxes related to the net settlement of shares for employee stock vestings. Net cash provided by financing activities was $40.3 million for the year ended December 31, 2021, which related to net proceeds from the issuance of common stock as part of our ATM offerings.

Recently Issued Accounting Standards

See Note 2 to our Financial Statements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risks

Market risk represents the risk of loss that may result from the change in value of financial instruments due to fluctuations in their market price. Market risk is inherent in all financial instruments. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. The primary quantifiable market risk associated with our financial instruments is sensitivity to changes in interest rates. Interest rate risk represents the potential loss from adverse changes in market interest rates. The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. As of December 31, 2022, our portfolio of financial instruments consists of cash equivalents, including money market funds. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2022, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on these criteria.

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

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders.

Item 11.     Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders.

Item 14.     Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders.

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

3.2.4

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Checkpoint Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on December 5, 2022 (File No. 001-38128) and incorporated herein by reference.

3.3	Bylaws of Checkpoint Therapeutics, Inc., filed as Exhibit 3.3 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
4.1	Specimen certificate evidencing shares of common stock, filed as Exhibit 4.1 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
4.2	Form of warrant agreement, filed as Exhibit 4.2 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
4.3	Form of pre-funded common stock purchase warrant, filed as Exhibit 4.1 to Form 8-K filed on December 16, 2022 (File No. 001-38128) and incorporated herein by reference.
4.4	Form of Series A/B common stock purchase warrant, filed as Exhibit 4.2 to Form 8-K filed on December 16, 2022 (File No. 001-38128) and incorporated herein by reference.
4.5	Form of placement agent warrant, filed as Exhibit 4.3 to Form 8-K filed on December 15, 2022 (File No. 001-38128) and incorporated herein by reference.
4.6	Description of Securities of Checkpoint Therapeutics, Inc. *
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

10.14	Checkpoint Therapeutics, Inc. Amended and Restated 2015 Incentive Plan, filed as Exhibit 10.1 to Form 8-K filed on June 4, 2020 (File No. 001-38128) and incorporated herein by reference #
10.14.1	Amendment to Checkpoint Therapeutics, Inc. Amended and Restated 2015 Incentive Plan, filed as Exhibit 10.1 to Form 8-K on December 5, 2022 (File No. 001-38128) and incorporated herein by reference. #
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

10.31

Collaboration Agreement by and between Adimab, LLC and Checkpoint Therapeutics, Inc., dated January 22, 2019, filed as exhibit 10.31 to Annual Report on Form 10-K filed on March 18, 2019 (File No. 001-38128) and incorporated herein by reference. **

10.32

Master Services Agreement, dated November 8, 2017, between Checkpoint Therapeutics, Inc. and Samsung Biologics Co., Ltd., filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed on November 6, 2020 (File No. 001-38128) and incorporated herein by reference. **

10.33

Securities Purchase Agreement, dated December 14, 2022, between Checkpoint Therapeutics, Inc. and the Purchaser named therein, filed as Exhibit 10.1 to Form 8-K filed on December 16, 2022 (File No. 001-38128) and incorporated herein by reference.

16.1	Letter from BDO USA, LLP with regard to change in certifying accountant, filed as Exhibit 16.1 to Form 8-K filed on July 21, 2022 (File No. 001-38128) and incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm, KPMG, LLP.*
23.2	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP.*
24.1	Power of Attorney (included on signature page).*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101

The following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL.

*	Filed herewith.
**	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
#	Management Compensation Arrangement.

Item 16.     Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Checkpoint Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Checkpoint Therapeutics, Inc (the Company) as of December 31, 2022, the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited the adjustments to the 2021 financial statements to retrospectively apply the change in accounting due to the reverse stock split, as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2021 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2021 financial statements taken as a whole.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2022.

Boston, Massachusetts

March 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Checkpoint Therapeutics, Inc.

Waltham, MA

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the reverse stock split described in Note 1, the accompanying balance sheet of Checkpoint Therapeutics, Inc. (the “Company”) as of December 31, 2021, the related statements of operations, stockholders’ (deficit) equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). The 2021 financial statements before the effects of the adjustments discussed in Note 1 are not presented herein. In our opinion, the financial statements, before the effects of the adjustments to retrospectively apply the reverse stock split described in Note 1, present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the reverse stock split described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by KPMG LLP.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We served as the Company’s auditor from 2016 to 2022.

New York, NY
March 28, 2022

CHECKPOINT THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$12,068	$54,735
Prepaid expenses and other assets	1,149	976
Other receivables - related party	73	17
Total current assets	13,290	55,728
Total Assets	$13,290	$55,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$20,297	$24,919
Accounts payable and accrued expenses - related party	1,306	1,063
Common stock warrant liabilities	11,170	—
Total current liabilities	32,773	25,982
Total Liabilities	32,773	25,982
Commitments and Contingencies
Stockholders’ (Deficit) Equity
Common Stock ($0.0001 par value), 50,000,000 and 13,500,000 shares authorized as of December 31, 2022 and 2021, respectively
Class A common shares, 700,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common shares, 9,586,683 and 7,757,440 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	1	1
Common stock issuable, 368,907 and 212,142 shares as of December 31, 2022 and December 31, 2021, respectively	1,885	6,598
Additional paid-in capital	241,117	223,009
Accumulated deficit	(262,486)	(199,862)
Total Stockholders’ (Deficit) Equity	(19,483)	29,746
Total Liabilities and Stockholders’ (Deficit) Equity	$13,290	$55,728

The accompanying notes are an integral part of these financial statements.

CHECKPOINT THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the year ended December 31,
	2022	2021
Revenue - related party	$192	$268

Operating expenses:
Research and development	49,825	48,453
General and administrative	8,700	8,538
Total operating expenses	58,525	56,991
Loss from operations	(58,333)	(56,723)

Other income (loss):
Interest income	160	53
Loss on common stock warrant liabilities	(4,451)	—
Total other income	(4,291)	53
Net Loss	$(62,624)	$(56,670)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(7.09)	$(7.45)

Basic and diluted weighted average number of common shares outstanding	8,835,521	7,603,160

The accompanying notes are an integral part of these financial statements.

CHECKPOINT THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share amounts)

					Common	Additional		Total
	Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	(Deficit) Equity
Balances at December 31, 2020	700,000	$—	6,242,043	$1	$4,617	$173,953	$(143,192)	$35,379
Issuance of common shares, net of offering costs - At-the-market offering	—	—	1,189,999	—	—	40,269	—	40,269
Stock-based compensation expense	—	—	121,335	—	—	3,137	—	3,137
Issuance of common shares - Founders Agreement	—	—	203,994	—	(4,617)	5,650	—	1,033
Common stock issuable - Founders Agreement	—	—	—	—	6,598	—	—	6,598
Exercise of warrants	—	—	69	—	—	—	—	—
Net loss	—	—	—	—	—	—	(56,670)	(56,670)
Balances at December 31, 2021	700,000	$—	7,757,440	$1	$6,598	$223,009	$(199,862)	$29,746
Issuance of common shares, net of offering costs - At-the-market offering	—	—	532,816	—	—	9,872	—	9,872
Stock-based compensation expense	—	—	143,571	—	—	2,924	—	2,924
Issuance of common shares, net of offering costs - Registered direct offering (See Note 7)	—	—	950,000	—	—	—	—	—
Issuance of common shares - Founders Agreement	—	—	268,813	—	(6,598)	7,016	—	418
Common shares issuable - Founders Agreement	—	—	—	—	1,885	—	—	1,885
Net settlement of shares withheld for payment of employee taxes	—	—	(64,856)	—	—	(1,698)	—	(1,698)
Fractional share adjustment	—	—	(1,101)	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(62,624)	(62,624)
Balances at December 31, 2022	700,000	$—	9,586,683	$1	$1,885	$241,117	$(262,486)	$(19,483)

The accompanying notes are an integral part of these financial statements.

CHECKPOINT THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(62,624)	$(56,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,924	3,137
Issuance of common shares - Founders Agreement	418	1,033
Common shares issuable - Founders Agreement	1,885	6,598
Loss on common stock warrant liabilities	4,451	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(173)	828
Other receivables - related party	(56)	3
Accounts payable and accrued expenses	(4,622)	18,552
Accounts payable and accrued expenses - related party	243	213
Net cash used in operating activities	(57,554)	(26,306)

Cash Flows from Financing Activities:
Issuance of common shares - At-the-market offering	10,120	41,279
Payment of offering costs for the issuance of common shares - At-the-market offering	(248)	(1,010)
Issuance of common shares - Registered direct offering	7,500	—
Payment of offering costs for the issuance of common shares - Registered direct offering	(781)	—
Net settlement of shares withheld for payment of employee taxes	(1,698)	—
Payment of Fractional shares	(6)	—
Net cash provided by financing activities	14,887	40,269

Net (decrease) increase in cash and cash equivalents	(42,667)	13,963
Cash and cash equivalents at beginning of period	54,735	40,772
Cash and cash equivalents at end of period	$12,068	$54,735
Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$6,598	$4,617

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

Reverse Stock Split

On November 3, 2022, the holders of a majority of the voting power of the common stock of the Company executed a written consent approving a grant of discretionary authority to the board of directors of the Company (the “Board”) to, without further stockholder approval, (i) effect a 1:10 reverse stock split of the Company’s issued and outstanding common stock (the “Reverse Stock Split”), (ii) effect a change in the number of the Company’s authorized shares from 13,500,000 to 50,000,000 by filing an amendment (the “Certificate Amendment”) to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, and (iii) effect an amendment to the Company’s Amended and Restated 2015 Incentive Plan to increase the number of shares issuable thereunder, after giving effect to the Reverse Stock Split, from 900,000 to 3,000,000 (the “Plan Amendment”). The written consent was signed by the holders of 10,914,552 shares of the Company’s common stock and 7,000,000 shares of the Company’s Class A Common Stock, before giving effect to the Reverse Stock Split. Each share of common stock entitles the holder thereof to one vote on all matters submitted to stockholders and each share of Class A Common Stock has the voting power of 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of outstanding Class A Common Stock, or approximately 13.5 votes per share as of November 3, 2022. Accordingly, the holders of approximately 58% of the voting power of the Company’s common stock as of November 3, 2022, signed the written consent approving the Reverse Stock Split, the Certificate Amendment, and the Plan Amendment. The Board also approved the Reverse Stock Split, the Certificate Amendment, and the Plan Amendment.

Pursuant to rules adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, a Schedule 14C information statement was filed with the SEC and provided to the stockholders of the Company. The Reverse Stock Split became effective on December 6, 2022, or twenty (20) days from the mailing of the information statement to the common stockholders of record.  The Authorized Share Reduction also became effective on December 6, 2022 per the Certificate Amendment filed with the Secretary of State of the State of Delaware.

All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated. Proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock and warrants outstanding at December 6, 2022, which resulted in a proportional decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock and warrants, and, in the case of stock options and warrants, a proportional increase in the exercise price of all such stock options and warrants.

No fractional shares were issued in connection with the Reverse Stock Split and stockholders who would otherwise be entitled to a fraction of one share received a proportional cash payment.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

Liquidity, Capital Resources and Going Concern

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2022, the Company had an accumulated deficit of $262.5 million.

In December 2022, the Company closed on a registered direct offering (the “December 2022 Registered Direct Offering”) with a single institutional investor for the issuance and sale of 950,000 shares of its common stock and 784,105 pre-funded warrants (the “Pre-Funded Warrants). Each Pre-Funded Warrant was exercisable for one share of our common stock. The common stock and the Pre-Funded Warrants were sold together with Series A warrants to purchase up to 1,734,105 shares of common stock and Series B warrants to purchase up to 1,734,105 shares of common stock (collectively, the “December 2022 Common Stock Warrants”), at a purchase price of $4.325 per share of common stock and associated December 2022 Common Stock Warrants, and $4.33249 per Pre-Funded Warrant and associated December 2022 Common Stock Warrants. The Pre-Funded Warrants were funded in full at closing except for a nominal exercise price of $0.0001 and are exercisable commencing on the closing date and will terminate when such Pre-Funded Warrants are exercised in full. The Series A warrants are exercisable immediately upon issuance and will expire five years following the issuance date and have an exercise price of $4.075 per share and the Series B warrants are exercisable immediately upon issuance and will expire eighteen months following the issuance date and have an exercise price of $4.075 per share. Net proceeds from the December 2022 Registered Direct Offering were $6.7 million after deducting commissions and other transaction costs.

During the year ended December 31, 2022, the Company sold a total of 532,816 shares of common stock under an At-the-Market Issuance Sales Agreement (the “ATM”) for aggregate total gross proceeds of approximately $10.1 million at an average selling price of $18.99 per share, resulting in net proceeds of approximately $9.9 million after deducting commissions and other transaction costs.

The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, which may include financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments.

In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management's plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company's ability to continue as a going concern. The mitigating effect of management's plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. In performing its analysis, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future equity or debt issuances and other potential sources such as partnerships cannot be considered probable at this time because these plans are not entirely within the Company's control nor have these plans been approved by the Board of Directors as of the date of these financial statements.

As of December 31, 2022, the Company had cash and cash equivalents of $12.1 million. The Company believes that its cash and cash equivalents are only sufficient to fund its operating expenses into the second quarter of 2023. The Company's expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support its planned operations raise substantial doubt regarding the Company's ability to continue as a going concern for a period of one year after the date that these financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include reduced 2023 spending, including projected savings through delaying the development timelines of certain programs and the pursuit of additional cash resources through public or private equity or debt financings and potential partnerships. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company's ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements. The Company’s estimate as to how long it expects its existing cash to be able to continue to fund its operations is based on assumptions that may prove

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

to be wrong, and it could use its available capital resources sooner than it currently expects. Further, changing circumstances, some of which may be beyond its control, could cause the Company to consume capital faster than it currently anticipates, and it may need to seek additional funds sooner than planned. The Company cannot be certain that additional funding will be available to it on acceptable terms, or at all.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

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

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

technology, payments made to third party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials, consultants, the cost of acquiring and manufacturing clinical trial materials, costs associated with regulatory filings, laboratory costs and other supplies.

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. Such licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and have no alternative future use.

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

Pursuant to the Founders Agreement, the Company issued 212,142 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully-diluted outstanding equity of Checkpoint on January 1, 2022.  Because the number of outstanding shares issuable to Fortress was determinable on January 1, 2022 prior to the issuance of the December 31, 2021 financial statements, the Company recorded approximately $6.6 million in research and development expense and a credit to Common shares issuable - Founders Agreement during the year ended December 31, 2021.

Pursuant to the Founders Agreement, the Company issued 368,907 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully-diluted outstanding equity of Checkpoint on January 1, 2023.  Because the number of outstanding shares issuable to Fortress was determinable on January 1, 2023 prior to the issuance of the December 31, 2022 financial statements, the Company recorded approximately $1.9 million in research and development expense and a credit to Common shares issuable - Founders Agreement during the year ended December 31, 2022.

Stock-Based Compensation Expenses

The Company expenses stock-based compensation over the requisite service period based on the estimated grant-date fair value of the awards and forfeiture rates. The Company accounts for forfeitures as they occur.

The Company estimates the fair value of stock option grants using the Black-Scholes Model. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. All stock-based compensation costs are recorded in general and administrative or research and development costs in the Statements of Operations based upon the underlying individual’s role at the Company.

Common Stock Warrant Liability

The Company has issued freestanding warrants to purchase shares of its common stock in connection with its financing activities and accounts for them in accordance with applicable accounting guidance as either liabilities or as equity instruments depending on the specific terms of the warrant agreements. Warrants classified as liabilities are remeasured each period they are outstanding.  Any resulting gain or loss related to the change in the fair value of the warrant liability is recognized in gain (loss) on common stock warrant liabilities, a component of other income (loss), in the Statements of Operations.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

The Company estimates the fair value of common stock warrant liabilities using the Black-Scholes Model. The assumptions used in calculating the fair value represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

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

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

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

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit. As of December 31, 2022 and December 31, 2021, the Company determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since dividends are declared, paid and set aside among the holders of shares of common stock and Class A common stock pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The following table summarizes potentially dilutive securities outstanding at December 31, 2022 and 2021 that were excluded from the computation of diluted net loss per share, as they would be anti-dilutive:

	December 31,
	2022	2021
Warrants (Note 6)	3,573,492	1,249
Stock options (Note 6)	27,000	27,000
Unvested restricted stock awards (Note 6)	378,897	451,266
Unvested restricted stock units (Note 6)	85,000	—
Total	4,064,389	479,515

The Pre-Funded warrants from the December 2022 Registered Direct Offering were included in the computation of diluted net loss per share since the exercise price is $0.0001.

Coronavirus Aid, Relief and Economic Security Act (“CARES Act”)

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods and modifications to the net interest deduction limitations. The CARES Act did not have a material impact on the Company’s income tax provision for 2022 and 2021. The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

On December 27, 2020, the President of the United States signed the Consolidated Appropriations Act, 2021 (“Consolidated Appropriations Act”) into law. The Consolidated Appropriations Act is intended to enhance and expand certain provisions of the CARES Act, allows for the deductions of expenses related to the Payroll Protection Program funds received by companies, and provides an update to meals and entertainment expensing for 2021. The Consolidated Appropriations Act did not have a material impact to the Company’s income tax provisions for 2022 and 2021. The Company will continue to evaluate the impact of the Consolidated Appropriations Act on its financial position, results of operations and cash flows.

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20)" and "Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity", which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023 for smaller reporting companies. Early adoption will be permitted. The Company adopted the new guidance in the first quarter of 2022 and the adoption of this guidance did not have a material impact on its financial statements.

Note 3 - License Agreements

Dana-Farber Cancer Institute

In March 2015, the Company entered into an exclusive license agreement with Dana-Farber Cancer Institute (“Dana Farber”) to develop a portfolio of fully human immuno-oncology targeted antibodies. Under the terms of the license agreement, the Company paid Dana-

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

Farber an up-front licensing fee of $1.0 million and, on May 11, 2015, granted Dana-Farber 50,000 shares, valued at $32,500 or $0.65 per share. The license agreement included an anti-dilution clause that maintained Dana-Farber’s ownership at 5% until such time that the Company raised $10 million in cash in exchange for common shares. Pursuant to this provision, on September 30, 2015, the Company granted to Dana-Farber an additional 13,683 shares of common stock valued at approximately $0.6 million and the anti-dilution clause thereafter expired. Dana-Farber is eligible to receive payments of up to an aggregate of approximately $21.5 million for each licensed product upon the Company’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. In addition, Dana-Farber is eligible to receive up to an aggregate of $60.0 million upon the Company’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales. Dana-Farber also receives an annual license maintenance fee of $50,000, which is creditable against future milestone payments or royalties. The portfolio of antibodies licensed from Dana-Farber include antibodies targeting PD-L1, GITR and CAIX.

In December 2021 the Company expensed a non-refundable milestone payment of $4.0 million upon the first patient dosed in a Phase 3 clinical study of its anti-PD-L1 antibody cosibelimab, which is included in the Statements of Operations for the year ended December 31, 2021. There were no milestones achieved in 2022 related to the license agreement.

In connection with the license agreement with Dana-Farber, the Company entered into a collaboration agreement with TGTX, which was amended and restated in June 2019, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retains the right to develop and commercialize these antibodies in solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the original collaboration agreement, TGTX paid the Company $0.5 million, representing an upfront licensing fee. Upon the signing of the amended and restated collaboration agreement in June 2019, TGTX paid the Company an additional $1.0 million upfront licensing fee. The Company is eligible to receive substantive potential milestone payments for the anti-PD-L1 program of up to an aggregate of approximately $27.6 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $8.4 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $19.2 million upon regulatory filings and first commercial sales in specified territories. The Company is also eligible to receive substantive potential milestone payments for the anti-GITR antibody program of up to an aggregate of approximately $21.5 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, the Company is eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales for both programs, in addition to royalty payments based on a tiered low double-digit percentage of net sales. The Company also receives an annual license maintenance fee, which is creditable against future milestone payments or royalties. TGTX also pays the Company for its out-of-pocket costs of material used by TGTX for their development activities. For the years ended December 31, 2022 and 2021, the Company recognized approximately $0.1 million and $0.2 million, respectively, in revenue related to the collaboration agreement in the Statements of Operations.

Adimab, LLC

In October 2015, Fortress entered into a collaboration agreement with Adimab, LLC (“Adimab”) to discover and optimize antibodies using their proprietary core technology platform. Under this agreement, Adimab optimized cosibelimab (formerly referred to as CK-301), the Company’s anti-PD-L1 antibody which it originally licensed from Dana-Farber. In January 2019, Fortress transferred the rights to the optimized antibody to the Company, and Checkpoint entered into a collaboration agreement directly with Adimab on the same day. Under the terms of the agreement, Adimab is eligible to receive payments from the Company up to an aggregate of approximately $4.8 million upon various filings for regulatory approvals to commercialize the product. In addition, Adimab is eligible to receive royalty payments from the Company based on a tiered low single digit percentage of net sales.

In December 2021 the Company expensed non-refundable milestone payments of $2.4 million upon the first patient dosed in a Phase 3 clinical study of its anti-PD-LI antibody cosibelimab, which is included in the Statements of Operations for the year ended December 31, 2021. The expense included the amount due for the first patient dosed in a Phase 2 clinical study of cosibelimab, which was payable

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

upon the achievement of a later-stage clinical milestone. There were no milestones achieved in 2022 related to the collaboration agreement.

NeuPharma, Inc.

In March 2015, Fortress entered into an exclusive license agreement with NeuPharma, Inc. (“NeuPharma”) to develop and commercialize novel irreversible, 3rd generation EGFR inhibitors, including olafertinib, on a worldwide basis other than certain Asian countries. On the same date, Fortress assigned all of its right and interest in the EGFR inhibitors to the Company. Under the terms of the license agreement, the Company paid NeuPharma an up-front licensing fee of $1.0 million, and NeuPharma is eligible to receive payments of up to an aggregate of approximately $39.0 million upon the Company’s successful achievement of certain clinical development and regulatory milestones in up to three indications, of which $22.5 million are due upon various regulatory approvals to commercialize the products. In addition, NeuPharma is eligible to receive payments of up to an aggregate of $40.0 million upon the Company’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered mid to high-single digit percentage of net sales.

Jubilant Biosys Limited

In May 2016, the Company entered into a license agreement with Jubilant Biosys Limited (“Jubilant”), whereby the Company obtained an exclusive, worldwide license to Jubilant’s family of patents covering compounds that inhibit BET proteins such as BRD4, including CK-103. Under the terms of the license agreement, the Company paid Jubilant an up-front licensing fee of $2.0 million, and Jubilant is eligible to receive payments up to an aggregate of approximately $88.4 million upon the Company’s successful achievement of certain clinical development and regulatory milestones, of which $59.5 million are due upon various regulatory approvals to commercialize the products. In addition, Jubilant is eligible to receive payments up to an aggregate of $89.3 million upon the Company’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales.

In connection with the license agreement with Jubilant, the Company entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retains the right to develop and commercialize these compounds in the field of solid tumors. Under the terms of the sublicense agreement, TGTX paid the Company $1.0 million, representing an upfront licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.4 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.9 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, the Company is eligible to receive potential milestone payments up to an aggregate of $89.3 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays the Company 50% of IND enabling costs and patent expenses. For each of the years ended December 31, 2022 and 2021, the Company recognized approximately $0.1 million in revenue related to the sublicense agreement in the Statements of Operations.

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

The milestone payments are based on successful achievement of clinical development, regulatory, and sales milestones. Because these payments are contingent on the occurrence of a future event, they represent variable consideration and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The sales-based royalty payments are recognized as revenue when the subsequent sales occur. The Company also receives variable consideration for certain research and development, out-of-pocket material costs and patent maintenance related activities that are dependent upon the Company’s actual expenditures under the collaborations and are constrained and included in the transaction price

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Revenue is recognized approximately when the amounts become due because it relates to an already satisfied performance obligation. For the year ended December 31, 2022, the Company did not receive any milestones or royalty payments.

Note 4 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

Effective March 17, 2015, the Company entered into a Founders Agreement with Fortress, which was amended in July 2016 and October 2017. The Founders Agreement provides, that in exchange for the time and capital expended in the formation of Checkpoint and the identification of specific assets the acquisition of which resulted in the formation of a viable emerging growth life science company, the Company assumed $2.8 million in debt that Fortress accumulated under a promissory note through National Securities Corporation for expenses and costs of forming Checkpoint, and the Company shall also: (i) issue annually to Fortress, on January 1 of each year, shares of common stock equal to two and one-half percent (2.5)% of the fully-diluted outstanding equity of Checkpoint at the time of issuance; (ii) pay an equity fee in shares of common stock, payable within five (5) business days of the closing of any equity or debt financing for Checkpoint or any of its respective subsidiaries that occurs after the effective date of the Founders Agreement and ending on the date when Fortress no longer has majority voting control in Checkpoint’s voting equity, equal to two and one-half percent (2.5)% of the gross amount of any such equity or debt financing; and (iii) pay a cash fee equal to four and one half percent (4.5)% of Checkpoint’s annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a change in control (as it is defined in the Founders Agreement), Checkpoint will pay a one-time change in control fee equal to five times (5x) the product of (i) monthly net sales for the twelve (12) months immediately preceding the change in control and (ii) four and one-half percent (4.5)%. The Founders Agreement has a term of fifteen years, after which it automatically renews for one-year periods unless Fortress gives the Company notice of termination. The Founders Agreement will also automatically terminate upon a change of control.

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of the Company’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of its Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. For the years ended December 31, 2022 and 2021, the Company recognized $0.5 million in expense on its Statements of Operations related to the MSA.

Caribe BioAdvisors, LLC

In December 2016, the Company entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For each of  the years ended December 31, 2022 and 2021, the Company recognized approximately $110,000 in expense in its Statements of Operations related to the advisory agreement, including $50,000 in expense related to annual equity incentive grants.

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

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of December 31, 2022 and 2021, there was no litigation against the Company.

Note 6 - Stockholders’ Equity

Common Stock

On November 3, 2022, the holders of a majority of the voting power of the common stock of the Company executed a written consent approving a change in the number of the Company’s authorized shares from 13,500,000 to 50,000,000, with a par value of $0.0001 per share, by filing a Certificate Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. 700,000 shares were designated as “Class A common stock.” The amendment was filed with the Secretary of State of the State of Delaware on December 5, 2022 with an effective date of December 6, 2022 (See Note 1).

As of December 31, 2022 and 2021, there were 700,000 shares of Class A common stock issued and outstanding to Fortress. Dividends are to be distributed pro-rata to the Class A and common stockholders. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stockholders are entitled to a number of votes per share equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

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

During the year ended December 31, 2021, the Company sold a total of 1,189,999 shares of common stock under the ATM for aggregate total gross proceeds of approximately $41.3 million at an average selling price of $34.69 per share, resulting in net proceeds of approximately $40.3 million after deducting commissions and other transaction costs.

During the year ended December 31, 2022, the Company sold a total of 532,816 shares of common stock under the ATM for aggregate total gross proceeds of approximately $10.1 million at an average selling price of $18.99 per share, resulting in net proceeds of approximately $9.9 million after deducting commissions and other transaction costs.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

In December 2022, the Company closed on the December 2022 Registered Direct Offering with a single institutional investor for the issuance and sale of 950,000 shares of its common stock and 784,105 Pre-Funded Warrants. Each Pre-Funded Warrant was exercisable for one share of our common stock. The common stock and the Pre-Funded Warrants were sold together with Series A warrants to purchase up to 1,734,105 shares of common stock and Series B warrants to purchase up to 1,734,105 shares of common stock, at a purchase price of $4.325 per share of common stock and associated December 2022 Common Stock Warrants, and $4.33249 per Pre-Funded Warrant and associated December 2022 Common Stock Warrants. The Pre-Funded Warrants were funded in full at closing except for a nominal exercise price of $0.0001 and are exercisable commencing on the closing date and will terminate when such Pre-Funded Warrants are exercised in full. The Series A warrants are exercisable immediately upon issuance and will expire five years following the issuance date and have an exercise price of $4.075 per share and the Series B warrants are exercisable immediately upon issuance and will expire eighteen months following the issuance date and have an exercise price of $4.075 per share. The Company also issued the placement agent warrants to purchase up to 104,046 shares of common stock with an exercise price of $5.406 per share (the “Placement Agent Warrants”). Net proceeds from the December 2022 Registered Direct Offering were $6.7 million after deducting commissions and other transaction costs (See Note 7).

Pursuant to the Founders Agreement, the Company issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the offerings noted above. Accordingly, the Company issued 56,671 shares and 29,749 shares to Fortress for the years ended December 31, 2022 and 2021, respectively, and recorded expenses of approximately $0.4 million and $1.0 million related to these stock grants, which is included in general and administrative expenses in the Company’s Statements of Operations for the years ended December 31, 2022 and 2021, respectively.

Pursuant to the Founders Agreement, the Company issued 368,907 and 212,142 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully-diluted outstanding equity of the Company on January 1, 2023 and January 1, 2022, respectively (see Notes 2 and 4).

Subsequent to the offerings noted above, approximately $22.3 million of securities remain available for sale under the S-3. The Company may offer the securities under the S-3 from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders.

Equity Incentive Plan

The Company has in effect the Amended and Restated 2015 Incentive Plan (“2015 Incentive Plan”). The 2015 Incentive Plan was adopted in March 2015 by our stockholders. Under the 2015 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to directors, officers, employees and consultants. An amendment to the 2015 Incentive Plan was approved by holders of a majority of the voting power of the common stock of the Company in December 2022 to increase the shares available for issuance to 3,000,000 shares. The plan expires 10 years from the effective date of the amendment and limits the term of each option to no more than 10 years from the date of grant.

As of December 31, 2022, 2,238,798 shares are available for issuance under the 2015 Incentive Plan.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

Restricted Stock Awards

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activity for the year ended December 31, 2022 and 2021:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2020	386,982	$36.09
Granted	122,900	28.61
Forfeited	(1,566)	22.43
Vested	(57,050)	41.02
Nonvested at December 31, 2021	451,266	$33.48
Granted	159,416	20.00
Forfeited	(15,850)	30.19
Vested	(215,935)	36.63
Non-vested at December 31, 2022	378,897	$26.15

As of December 31, 2022, there was $2.7 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.9 years. This amount does not include, as of December 31, 2022, 51,333 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Restricted Stock Units

Certain employees have been awarded restricted stock units. The following table summarizes restricted stock units activity for the year ended December 31, 2022:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested at December 31, 2020	—	$—
Non-vested at December 31, 2021	—	—
Granted	85,000	10.50
Non-vested at December 31, 2022	85,000	$10.50

As of December 31, 2022, all restricted stock units outstanding are performance-based and vest upon achievement of certain corporate milestones. The expense for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved. Because the achievement of these corporate milestones was not probable as of December 31, 2022, no expense related to the restricted stock units has been recognized for the year ended December 31, 2022.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

Stock Options

The following table summarizes stock option award activity for the year ended December 31, 2022 and 2021:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Stock Options	Exercise Price	(in years)
Outstanding as of December 31, 2020	22,000	$32.00	8.04
Granted	5,000	28.50
Outstanding as of December 31, 2021	27,000	$31.35	7.44
Granted	4,000	14.20
Forfeited	(4,000)	14.20
Outstanding as of December 31, 2022	27,000	$31.35	6.44
Vested and exercisable as of December 31, 2022	15,500	$23.06	6.89

Upon the exercise of stock options, the Company will issue new shares of its common stock.

The Company used the Black-Scholes Model for determining the estimated fair value of stock-based compensation related to stock options. The table below summarizes the assumptions used:

	For the Years Ended December 31,
	2022	2021
Risk-free interest rate	2.85%	1.04% - 1.50%
Expected dividend yield	—	—
Expected term in years	10.0	10.0
Expected volatility	73.07%	100.65% - 102.71%

Warrants

A summary of warrant activities for year ended December 31, 2022 and 2021 is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Warrants	Exercise Price	(in years)
Outstanding as of December 31, 2020	5,751	$53.80	1.22
Exercised	(70)	—
Expired	(4,432)	70.00
Outstanding as of December 31, 2021	1,249	$—	3.83
Granted	4,356,361	3.37
Fractional share adjustment	(13)	—
Outstanding as of December 31, 2022	4,357,597	$3.37	3.26

Upon the exercise of warrants, the Company will issue new shares of its common stock.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the years ended December 31, 2022 and 2021 (in thousands).

	For the year ended December 31,
	2022	2021
Research and development	$888	$684
General and administrative	2,036	2,453
Total stock-based compensation expense	$2,924	$3,137

Note 7 – Common Stock Warrant Liabilities

On December 16, 2022, the Company closed on an offering for the sale of shares of its common stock and Pre-Funded Warrants as part of the December 2022 Registered Direct Offering. The common stock and the Pre-Funded Warrants were sold together with December 2022 Common Stock Warrants and Placement Agent Warrants. The Company also issued the placement agent warrants to purchase shares.  Net proceeds from the December 2022 Registered Direct Offering were $6.7 million after deducting commissions and other transaction costs. (See Note 6)

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity. For warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter.

The Company deemed the December 2022 Common Stock Warrants and Placement Agent Warrants to be classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside its control. The Common Warrants and Placement Agent Warrants were recorded at the time of closing at a fair value of $7.9 million, determined by using the Black-Scholes Model. As the total fair value of the Common Stock Warrant Liability exceeded the total net proceeds of $6.7 million, the Company recorded a loss of $1.2 million to loss on common stock warrant liabilities in the Statements of Operations. Accordingly, there were no proceeds allocated to the common stock and Pre-Funded Warrants issued as part of this transaction.

The Company revalued the December 2022 Common Stock Warrants and Placement Agent at December 31, 2022 using the Black-Scholes Model.  This resulted in an increase in common stock warrant liability of $3.3 million, with an offsetting loss recorded to loss on common stock warrant liabilities in the Statements of Operations.

Common Stock Warrant liabilities at December 31, 2020	$—
Common Stock Warrant liabilities at December 31, 2021	—
Issuance of Common Warrants	7,640
Issuance of Placement Agent Warrants	278
Change in fair value of Common Stock Warrant liabilities	3,252
Common Stock Warrant liabilities at December 31, 2022	$11,170

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

The Company used the Black-Scholes Model for determining the estimated fair value of the common stock warrant liabilities. A summary of the weighted average (in aggregate) significant unobservable inputs used in measuring the warrant liability that are categorized within Level 3 of the fair value hierarchy was as follows:

	December 16,	December 31,
Series A Warrants	2022	2022
Exercise price	$4.08	$4.08
Volatility	89.5%	89.4%
Expected life	5.0	5.0
Risk-free rate	3.6%	4.0%
Dividend yield	—	—

	December 16,	December 31,
Series B Warrants	2022	2022
Exercise price	$4.08	$4.08
Volatility	79.1%	82.4%
Expected life	1.5	1.5
Risk-free rate	4.2%	4.7%
Dividend yield	—	—

	December 16,	December 31,
Placement Agent Warrants	2022	2022
Exercise price	$5.41	$5.41
Volatility	89.5%	89.4%
Expected life	5.0	5.0
Risk-free rate	3.6%	4.0%
Dividend yield	—	—

Note 8 - Income Taxes

The Company has accumulated net losses since inception and has not recorded an income tax provision or benefit during the years ended December 31, 2022 and 2021.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	For the Year Ended December 31,
	2022	2021
Percentage of pre-tax income:
Statutory federal income tax rate	21%	21%
State taxes, net of federal tax benefit	4%	6%
Credits	3%	1%
Change in state tax rate	(4)%	1%
Provision to return	—%	(1)%
Stock based compensation	—%	—%
Other	(3)%	(3)%
Change in valuation allowance	(21)%	(25)%
Income taxes provision (benefit)	—%	—%

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

The components of the net deferred tax asset as of December 31, 2022 and 2021 are the following (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryovers	$40,456	$38,991
Stock compensation and other	1,066	1,193
Amortization of license	7,952	8,950
Accruals and reserves	463	157
Tax credits	4,112	2,136
Start Up Costs	21	27
Section 174 Capitalization	10,671	—
Total deferred tax assets	64,741	51,454
Less valuation allowance	(64,741)	(51,454)
Deferred tax asset, net of valuation allowance	$—	$—

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset. A valuation allowance of approximately $64.7 million and $51.5 million was recorded for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had federal and state net operating loss carryforwards of approximately $155.2 million and $117.5 million, respectively. Approximately $124.0 million of the federal net operating loss carryforwards and $0.3 million of the state net operating loss carryforwards can be carried forward indefinitely. The remaining $31.2 million of federal and $117.2 million of state net operating loss carryforwards will begin to expire, if not utilized, by 2034 and 2034, respectively. The Company has $2.8 million of research and development credit carryforwards and $1.3 million of orphan drug credit carryforwards, which will begin to expire, if not utilized, by 2034. Utilization of the net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended and similar state provisions. The Company has not completed an analysis to determine whether any such limitations have been triggered as of December 31, 2022. The Company has no income tax affect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets.

There are no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s financial statements for the year ended December 31, 2022 and 2021. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the period ended December 31, 2022 and 2021. The Company would classify interest and penalties related to uncertain tax positions as income tax expense, if applicable.

The federal and state tax returns for the periods ended December 31, 2019, 2020 and 2021 are currently open for examination under the applicable federal and state income tax statues of limitations. The Company was under examination by the New York City Department Finance for the 2016, 2017 and 2018 tax years. The exam was concluded in 2022 and did not result in material adjustments.

Beginning with the 2022 tax year, the Company is required to capitalize research and development expenses for tax purposes as defined under Internal Revenue Code Section 174. For expenses that are incurred for research and development in the U.S., the amounts will be amortized over 5 years, and for expenses that are incurred for research and development outside the U.S., the amounts will be amortized over 15 years.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

Note 9 - Accounts Payable and Accrued Expenses

At December 31, 2022 and 2021, accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2022	2021
Accounts payable	$11,535	$16,139
Accrued compensation	1,195	843
Research and development	7,289	7,704
Other	278	233
Total accounts payable and accrued expenses	$20,297	$24,919

Note 10 – Subsequent Events

In January 2023, the Pre-Funded warrants from the December 2022 Registered Direct Offering were fully exercised.

In February 2023, the Company closed on a registered direct offering (the “February 2023 Registered Direct Offering”) with a single institutional investor for the issuance and sale of 1,180,000 shares of its common stock and 248,572 Pre-Funded Warrants. Each Pre-Funded Warrant was exercisable for one share of common stock. The common stock and the Pre-Funded Warrants were sold together with Series A warrants to purchase up to 1,428,572 shares of common stock and Series B warrants to purchase up to 1,428,572  shares of common stock (collectively, the “February 2023 Common Stock Warrants”), at a purchase price of $5.25 per share of common stock and associated February 2023 Common Stock Warrants, and $4.2499 per Pre-Funded Warrant and associated February 2023 Common Warrants. The Pre-Funded Warrants are funded in full at closing except for a nominal exercise price of $0.0001 and are exercisable commencing on the closing date and will terminate when such Pre-Funded Warrants are exercised in full. The Series A warrants are exercisable immediately upon issuance and will expire five years following the issuance date and have an exercise price of $5.00 per share and the Series B warrants are exercisable immediately upon issuance and will expire eighteen months following the issuance date and have an exercise price of $5.00 per share. The Company also issued the placement agent warrants  to purchase up to 85,714 shares of common stock with an exercise price of $6.5625 per share. Net proceeds from the February 2023 Registered Direct Offering were $6.7 million after deducting commissions and other transaction costs.

In February 2023, the Pre-Funded warrants from the February 2023 Registered Direct Offering were fully exercised.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Checkpoint Therapeutics, Inc.
By:	/s/ James F. Oliviero
Name: James F. Oliviero
Title: President, Chief Executive Officer and Director
March 31, 2023

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

Signature	Title	Date

/s/ James F. Oliviero	President, Chief Executive Officer and Director	March 31, 2023
James F. Oliviero	(Principal Executive Officer)

/s/ Garrett Gray	Chief Financial Officer	March 31, 2023
Garrett Gray	(Principal Financial Officer)

/s/ Michael S. Weiss	Chairman of the Board	March 31, 2023
Michael S. Weiss

/s/ Lindsay A. Rosenwald	Director	March 31, 2023
Lindsay A. Rosenwald, M.D.

/s/ Scott Boilen	Director	March 31, 2023
Scott Boilen

/s/ Neil Herskowitz	Director	March 31, 2023
Neil Herskowitz

/s/ Barry Salzman	Director	March 31, 2023
Barry Salzman

/s/ Christian Bechon	Director	March 31, 2023
Christian Bechon