Form 10-Q
period 2023-03-31
Checkpoint Therapeutics, Inc.
filed 2023-05-15
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 12, 2023
Class A Common Stock, $0.0001 par value	700,000
Common Stock, $0.0001 par value	14,943,570

CHECKPOINT THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended March 31, 2023

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

Item 1. Financial Statements.

Checkpoint Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$4,846	$12,068
Prepaid expenses and other current assets	1,015	1,149
Other receivables - related party	35	73
Total current assets	5,896	13,290
Total Assets	$5,896	$13,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$22,620	$20,297
Accounts payable and accrued expenses - related party	1,851	1,306
Common stock warrant liabilities	3,604	11,170
Total current liabilities	28,075	32,773
Total Liabilities	28,075	32,773

Commitments and Contingencies (note 5)

Stockholders’ (Deficit) Equity
Common Stock ($0.0001 par value), 50,000,000 shares authorized as of March 31, 2023 and December 31, 2022
Class A common shares, 700,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common shares, 13,201,070 and 9,586,683 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1	1
Common stock issuable, 0 and 368,907 shares as of March 31, 2023 and December 31, 2022, respectively	—	1,885
Additional paid-in capital	250,780	241,117
Accumulated deficit	(272,960)	(262,486)
Total Stockholders’ (Deficit) Equity	(22,179)	(19,483)
Total Liabilities and Stockholders’ (Deficit) Equity	$5,896	$13,290

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2023	2022
Revenue - related party	$35	$52

Operating expenses:
Research and development	15,826	14,670
General and administrative	2,292	2,243
Total operating expenses	18,118	16,913
Loss from operations	(18,083)	(16,861)

Other income:
Interest income	43	13
Gain on common stock warrant liabilities	7,566	—
Total other income	7,609	13
Net Loss	$(10,474)	$(16,848)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(0.89)	$(1.98)

Basic and diluted weighted average number of common shares outstanding	11,749,139	8,504,989

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Stockholders’ (Deficit) Equity

(in thousands, except share amounts)

(Unaudited)

For the Three Months Ended March 31, 2023

					Common	Additional		Total
	Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	(Deficit) Equity
Balances at December 31, 2022	700,000	$—	9,586,683	$1	$1,885	$241,117	$(262,486)	$(19,483)
Issuance of common shares, net of offering costs - Registered direct offering	—	—	1,180,000	—	—	6,653	—	6,653
Issuance of common shares - Founders Agreement	—	—	404,621	—	(1,885)	2,041	—	156
Stock-based compensation expense	—	—	996,950	—	—	969	—	969
Exercise of prefunded and common stock warrants	—	—	1,032,816	—	—	—	—	—
Net loss	—	—	—	—	—	—	(10,474)	(10,474)
Balances at March 31, 2023	700,000	$—	13,201,070	$1	$—	$250,780	$(272,960)	$(22,179)

For the Three Months Ended March 31, 2022

					Common	Additional		Total
	Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	(Deficit) Equity
Balances at December 31, 2021	700,000	$—	7,757,440	$1	$6,598	$223,009	$(199,862)	$29,746
Issuance of common shares, net of offering costs - At-the-market offering	—	—	374,194	—	—	8,045	—	8,045
Issuance of common shares - Founders Agreement	—	—	221,496	—	(6,598)	6,794	—	196
Stock-based compensation expense	—	—	91,850	—	—	775	—	775
Net settlement of shares withheld for payment of employee taxes	—	—	(64,856)	—	—	(1,698)	—	(1,698)
Net loss	—	—	—	—	—	—	(16,848)	(16,848)
Balances at March 31, 2022	700,000	$—	8,380,124	$1	$—	$236,925	$(216,710)	$20,216

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the three months ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(10,474)	$(16,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	969	775
Issuance of common shares - Founders Agreement	156	196
Gain on common stock warrant liabilities	(7,566)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	134	(402)
Other receivables - related party	38	(35)
Accounts payable and accrued expenses	2,167	(3,244)
Accounts payable and accrued expenses - related party	545	(48)
Net cash used in operating activities	(14,031)	(19,606)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares - Registered direct offering	7,500	—
Payment of offering costs for the issuance of common shares - Registered direct offering	(691)	—
Proceeds from issuance of common shares - At-the-market offering	—	8,209
Payment of offering costs for the issuance of common shares - At-the-market offering	—	(164)
Net settlement of shares withheld for payment of employee taxes	—	(1,698)
Net cash provided by financing activities	6,809	6,347

Net decrease in cash and cash equivalents	(7,222)	(13,259)
Cash and cash equivalents at beginning of period	12,068	54,735
Cash and cash equivalents at end of period	$4,846	$41,476

Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$1,885	$6,598
Issuance of common shares - Registered direct offering (offering costs incurred but not paid)	$156	$—

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

December 2022 Reverse Stock Split

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

Notes to Condensed Financial Statements

(Unaudited)

Liquidity, Capital Resources and Going Concern

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2023, the Company had an accumulated deficit of $273.0 million.

In February 2023, the Company closed on a registered direct offering (“February 2023 Registered Direct Offering”) for the issuance and sale of an aggregate of 1,180,000 shares of its common stock at a purchase price of $5.25 per share in a registered direct offering priced at-the-market under Nasdaq rules. In addition, the offering includes 248,572 shares of common stock in the form of pre-funded warrants at a price of $5.2499 (the “Pre-Funded Warrants”). In a concurrent private placement, Checkpoint issued and sold Series A warrants to purchase up to 1,428,572 shares of common stock and Series B warrants to purchase up to 1,428,572 shares of common stock (collectively, the “February 2023 Common Stock Warrants”). The Series A warrants are exercisable immediately upon issuance and will expire five years following the issuance date and have an exercise price of $5.00 per share and the Series B warrants are exercisable immediately upon issuance and will expire eighteen months following the issuance date and have an exercise price of $5.00 per share. The total gross proceeds from the offering were approximately $7.5 million with net proceeds of approximately $6.7 million after deducting approximately $0.8 million in commissions and other transaction costs.

In April 2023, the Company closed on a registered direct offering (“April 2023 Registered Direct Offering”) for the issuance and sale of an aggregate of 1,700,000 shares of its common stock at a purchase price of $3.60 per share of common stock in a registered direct offering priced at-the-market under Nasdaq rules. In a concurrent private placement, Checkpoint issued and sold Series A warrants to purchase up to 1,700,000 shares of common stock and Series B warrants to purchase up to 1,700,000 shares of common stock (collectively, the “April 2023 Common Stock Warrants”). The Series A warrants are exercisable immediately upon issuance and will expire five years following the issuance date and have an exercise price of $3.35 per share and the Series B warrants are exercisable immediately upon issuance and will expire eighteen months following the issuance date and have an exercise price of $3.35 per share. The total gross proceeds from the offering were approximately $6.1 million with net proceeds of approximately $5.5 million after deducting approximately $0.6 million in commissions and other transaction costs.

The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, which may include financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions, and investments.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. In performing its analysis, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future equity or debt issuances and other potential sources such as partnerships cannot be considered probable at this time because these plans are not entirely within the Company’s control nor have these plans been approved by the Board of Directors as of the date of these financial statements.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The Company believes, assuming no business or corporate development transactions are consummated, that its cash and cash equivalents are only sufficient to fund its operating expenses through the second quarter of 2023. Accordingly, the Company intends to continue its active discussions with third party pharmaceutical and biotechnology companies to evaluate potential partnerships or other types of corporate development transactions, including strategic mergers. The Company’s expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these financial statements are issued. Management’s plans to alleviate the conditions that raise substantial doubt include reduced 2023 spending, including projected savings through delaying the development timelines of certain programs, the pursuit of additional cash resources through public or private equity or debt financings, and potential partnerships or other corporate development transactions. Management has concluded that the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements. The Company’s estimate as to how long it expects its existing cash to be able to continue to fund its operations is based on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. Further, changing circumstances, some of which may be beyond its control, could cause the Company to consume capital faster than it currently anticipates, and it may need to seek additional funds sooner than planned. The Company cannot be certain that additional funding will be available to it on acceptable terms, or at all.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They may not include all of the information and notes required by GAAP for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2022, which were included in the Company’s Form 10-K, and filed with the SEC on March 31, 2023. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Pursuant to the Founders Agreement, the Company issued 368,907 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully diluted outstanding equity of Checkpoint on January 1, 2023. Because the number of outstanding shares issuable to Fortress was determinable on January 1, 2023 prior to the issuance of the December 31, 2022 financial statements, the Company recorded approximately $1.9 million in research and development expense and a credit to Common shares issuable - Founders Agreement during the year ended December 31, 2022.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Common Stock Warrant Liability

The Company has issued freestanding warrants to purchase shares of its common stock in connection with its financing activities and accounts for them in accordance with applicable accounting guidance as either liabilities or as equity instruments depending on the specific terms of the warrant agreements. Warrants classified as liabilities are remeasured each period they are outstanding. Any resulting gain or loss related to the change in the fair value of the warrant liability is recognized in gain (loss) on common stock warrant liabilities, a component of other income (loss), in the Condensed Statements of Operations.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. For tax positions that are more likely than not to be sustained upon audit, the Company recognizes the largest amount with a greater than 50% likelihood of being realized. The Company does not recognize any portion of the benefit for tax positions that are not more likely than not to be sustained upon audit. As of March 31, 2023 and December 31, 2022, the Company determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset.

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The following table summarizes potentially dilutive securities outstanding at March 31, 2023 and 2022 that were excluded from the computation of diluted net loss per share, as they would be anti-dilutive:

	March 31,
	2023	2022
Warrants (Note 6)	6,516,211	1,249
Stock options (Note 6)	27,000	27,000
Unvested restricted stock (Note 6)	1,251,072	344,656
Unvested restricted stock units (Note 6)	619,884	—
Total	8,414,167	372,905

Comprehensive Loss

The Company has no components of comprehensive loss other than net loss. Thus, comprehensive loss is the same as net loss for the periods presented.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2022 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

During the three-month period ended March 31, 2023, there were no new accounting pronouncements or updates to recently issued accounting pronouncements as disclosed in the Company’s Form 10-K for the year ended December 31, 2022 that affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

on a tiered low to mid-single digit percentage of net sales. Dana-Farber also receives an annual license maintenance fee of $50,000, which is creditable against future milestone payments or royalties. The portfolio of antibodies licensed from Dana-Farber include antibodies targeting PD-L1, GITR and CAIX.

In connection with the license agreement with Dana-Farber, the Company entered into a collaboration agreement with TGTX, which was amended and restated in June 2019, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retains the right to develop and commercialize these antibodies in solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. The Company is eligible to receive substantive potential milestone payments for the anti-PD-L1 program of up to an aggregate of approximately $27.6 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $8.4 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $19.2 million upon regulatory filings and first commercial sales in specified territories. The Company is also eligible to receive substantive potential milestone payments for the anti-GITR antibody program of up to an aggregate of approximately $21.5 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, the Company is eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales for both programs, in addition to royalty payments based on a tiered low double-digit percentage of net sales. The Company also receives an annual license maintenance fee, which is creditable against future milestone payments or royalties. TGTX also pays the Company for its out-of-pocket costs of material used by TGTX for their development activities. For the three months ended March 31, 2023 and 2022, the Company recognized approximately $29,000 and $31,000, respectively, in revenue related to the collaboration agreement in the Condensed Statements of Operations.

Adimab, LLC

In October 2015, Fortress entered into a collaboration agreement with Adimab, LLC (“Adimab”) to discover and optimize antibodies using their proprietary core technology platform. Under this agreement, Adimab optimized cosibelimab, the Company’s anti-PD-L1 antibody which it originally licensed from Dana-Farber. In January 2019, Fortress transferred the rights to the optimized antibody to the Company, and Checkpoint entered into a collaboration agreement directly with Adimab on the same day. Under the terms of the agreement, Adimab is eligible to receive payments from the Company of up to an aggregate of approximately $2.5 million upon various filings for regulatory approvals to commercialize the product. In addition, Adimab is eligible to receive royalty payments based on a tiered low single digit percentage of net sales.

In February 2023 the Company expensed a non-refundable milestone payment of $2.2 million to research and development expenses upon the United States Food and Drug Administration’s filing acceptance of the Company’s Biologics License Application (“BLA”) for cosibelimab in metastatic or locally advanced cutaneous squamous cell carcinoma.

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

Jubilant Biosys Limited

In May 2016, the Company entered into a license agreement with Jubilant Biosys Limited (“Jubilant”), whereby the Company obtained an exclusive, worldwide license to Jubilant’s family of patents covering compounds that inhibit BET proteins such as BRD4, including

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

CK-103. Jubilant is eligible to receive payments up to an aggregate of approximately $88.4 million upon the Company’s successful achievement of certain clinical development and regulatory milestones, of which $59.5 million are due upon various regulatory approvals to commercialize the products. In addition, Jubilant is eligible to receive payments up to an aggregate of $89.3 million upon the Company’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales.

In connection with the license agreement with Jubilant, the Company entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retains the right to develop and commercialize these compounds in the field of solid tumors. The Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.4 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.9 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, the Company is eligible to receive potential milestone payments up to an aggregate of $89.3 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays the Company 50% of Investigational New Drug enabling costs and patent expenses. For the three months ended March 31, 2023 and 2022, the Company recognized approximately $6,000 and $21,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations.

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

The milestone payments are based on successful achievement of clinical development, regulatory, and sales milestones. Because these payments are contingent on the occurrence of a future event, they represent variable consideration and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The sales-based royalty payments are recognized as revenue when the subsequent sales occur. The Company also receives variable consideration for certain research and development, out-of-pocket material costs, and patent maintenance related activities. These amounts are dependent upon the Company’s actual expenditures under the collaborations and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. As this revenue relates to an already satisfied performance obligation, it is recognized approximately when the amounts become due. For the three months ended March 31, 2023, the Company did not receive any milestone or royalty payments.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Founders Agreement has a term of fifteen years, after which it automatically renews for one-year periods unless Fortress gives the Company notice of termination. The Founders Agreement will also automatically terminate upon a change of control.

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of the Company’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of its Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. The MSA shall be automatically extended for additional five-year periods unless Fortress or the Company provides notice to the other party of its desire not to automatically extend the term. For the three months ended March 31, 2023 and 2022, the Company recognized $125,000, respectively, in expense on its Condensed Statements of Operations related to the MSA.

Caribe BioAdvisors, LLC

In December 2016, the Company entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For the three months ended March 31, 2023 and 2022, the Company recognized approximately $27,000 in expense in its Condensed Statements of Operations related to the advisory agreement, including approximately $12,000 in expense related to annual equity incentive grants.

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

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of March 31, 2023, and December 31, 2022, there was no litigation against the Company.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Stockholders’ Equity

Common Stock

On November 3, 2022, the holders of a majority of the voting power of the common stock of the Company executed a written consent approving a change in the number of the Company’s authorized shares from 13,500,000 to 50,000,000, with a par value of $0.0001 per share, by filing a Certificate Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. 700,000 shares were designated as “Class A common stock.” The amendment was filed with the Secretary of State of the State of Delaware on December 5, 2022 with an effective date of December 6, 2022.

As of March 31, 2023 and December 31, 2022, there were 700,000 shares of Class A common stock held by Fortress. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stockholders are entitled to a number of votes per share equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

In November 2020, the Company filed a shelf registration statement on Form S-3 (the “November 2020 Form S-3”), which was declared effective in December 2020 (File No. 333-251005). Under the November 2020 Form S-3, the Company may sell up to a total of $100 million of its securities. In connection with the November 2020 Form S-3, the Company entered into an ATM with Cantor Fitzgerald & Co., Ladenburg Thalmann & Co. Inc. and H.C. Wainwright & Co., LLC (each an “Agent” and collectively, the “Agents”) relating to the sale of shares of common stock. Under the ATM, the Company pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock.

Pursuant to the Founders Agreement, the Company issued 368,907 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully diluted outstanding equity of Checkpoint on January 1, 2023 (see Notes 2 and 4).

In February 2023, the Company closed on a registered direct offering for the issuance and sale of an aggregate of 1,180,000 shares of its common stock at a purchase price of $5.25 per share of common stock in a registered direct offering priced at-the-market under Nasdaq rules. In addition, the offering includes 248,572 shares of common stock in the form of Pre-Funded Warrants at a price of $5.2499. In a concurrent private placement, Checkpoint issued and sold Series A warrants to purchase up to 1,428,572 shares of common stock and Series B warrants to purchase up to 1,428,572 shares of common stock. The Series A warrants are exercisable immediately upon issuance and will expire five years following the issuance date and have an exercise price of $5.00 per share and the Series B warrants are exercisable immediately upon issuance and will expire eighteen months following the issuance date and have an exercise price of $5.00 per share. Net proceeds from the February 2023 Registered Direct Offering were $6.7 million after deducting commissions and other transactions. The 1,180,000 shares of common stock and 248,572 shares of common stock in the form of prefunded warrants were registered for sale under the November 2020 Form S-3. The February 2023 Common Stock Warrants met the criteria for equity classification.

In February 2023, the Pre-Funded Warrants from the February 2023 Registered Direct Offering were fully exercised. In March 2023, the Company filed a registration statement on Form S-3 to register the February 2023 Common Stock Warrants, which was declared effective May 5, 2023.

Pursuant to the Founders Agreement, the Company issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the February 2023 Registered Direct Offering noted above. Accordingly, the Company issued 35,714 shares of common stock to Fortress and recorded expense of approximately $156,000 related to this grant, which is included in general and administrative expenses in the Company’s Condensed Statements of Operations for the three months ended March 31, 2023.

As of March 31, 2023, approximately $14.8 million of securities remain available for sale under the November 2020 Form S-3.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

In March 2023, the Company filed a shelf registration statement on Form S-3 (the “March 2023 Form S-3”), which was declared effective May 5, 2023 (File No. 333-270843). Under the March 2023 Form S-3, the Company may sell up to a total of $150 million of its securities.

The Company may offer the securities under the Form S-3’s from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders.

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

As of March 31, 2023, 706,964 shares are available for issuance under the 2015 Incentive Plan.

Restricted Stock Awards

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activity for the three months ended March 31, 2023:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested at December 31, 2022	378,897	$26.15
Granted	958,800	2.25
Forfeited	(4,350)	26.29
Vested	(82,275)	26.73
Non-vested at March 31, 2023	1,251,072	$7.79

As of March 31, 2023, there was $4.0 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.1 years. This amount does not include, as of March 31, 2023, 203,133 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense for time-based vesting awards is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Restricted Stock Units

The following table summarizes restricted stock units activity for the three months ended March 31, 2023:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested at December 31, 2022	85,000	$10.50
Granted	577,384	2.25
Vested	(42,500)	10.50
Non-vested at March 31, 2023	619,884	$2.82

As of March 31, 2023, all restricted stock units outstanding are performance-based and vest upon achievement of certain corporate milestones. The expense for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Stock Options

The following table summarizes stock option award activity for the three months ended March 31, 2023:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Stock Options	Exercise Price	(in years)
Outstanding as of December 31, 2022	27,000	$31.35	6.44
Outstanding as of March 31, 2023	27,000	$31.35	6.19
Vested and exercisable as of March 31, 2023	17,500	$23.88	6.63

Upon the exercise of stock options, the Company will issue new shares of its common stock.

Warrants

A summary of warrant activities for the three months ended March 31, 2023 is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Warrants	Exercise Price	(in years)
Outstanding as of December 31, 2022	4,357,597	$3.37	3.26
Granted	3,191,430	4.65	—
Exercised	(1,032,816)	—	—
Outstanding as of March 31, 2023	6,516,211	$4.53	3.01

Upon the exercise of warrants, the Company will issue new shares of its common stock.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the three months ended March 31, 2023 and 2022 ($ in thousands):

	For the three months ended March 31,
	2023	2022
Research and development	$390	$247
General and administrative	579	528
Total stock-based compensation expense	$969	$775

Note 7 – Common Stock Warrant Liabilities

On December 16, 2022, the Company closed on an offering for the sale of shares of its common stock and pre-funded warrants as part of a registered direct offering. The common stock and the pre-funded warrants were sold together with common stock warrants. The Company also issued the placement agent warrants to purchase shares (collectively, the “December 2022 Common Stock Warrants and Placement Agent Warrants”).

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. For warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The Company deemed the December 2022 Common Stock Warrants and Placement Agent Warrants to be classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside its control. The December 2022 Common Warrants and Placement Agent Warrants were recorded at the time of closing at a fair value, determined by using the Black-Scholes Model. As the total fair value of the common stock warrant liability exceeded the total proceeds, no proceeds were allocated to the common stock and pre-funded warrants issued as part of the transaction. The Company revalued the December 2022 Common Stock Warrants and Placement Agent Warrants at December 31, 2022, resulting in a fair value of $11.2 million.

The Company revalued the December 2022 Common Stock Warrants and Placement Agent Warrants at March 31, 2023 using the Black-Scholes Model. This resulted in a decrease in common stock warrant liability of $7.6 million, with an offsetting gain recorded to gain on common stock warrant liabilities in the Condensed Statements of Operations.

Common Stock Warrant liabilities at December 31, 2022	$11,170
Change in fair value of Common Stock Warrant liabilities	(7,566)
Common Stock Warrant liabilities at March 31, 2023	$3,604

The Company used the Black-Scholes Model for determining the estimated fair value of the common stock warrant liabilities. A summary of the weighted average (in aggregate) significant unobservable inputs used in measuring the warrant liability is determined using Level 3 inputs as follows:

	March 31,	December 31,
Series A Warrants	2023	2022
Exercise price	$4.08	$4.08
Volatility	93.4%	89.4%
Expected life	4.7	5.0
Risk-free rate	3.6%	4.0%
Dividend yield	—	—

	March 31,	December 31,
Series B Warrants	2023	2022
Exercise price	$4.08	$4.08
Volatility	100.0%	82.4%
Expected life	1.2	1.5
Risk-free rate	4.6%	4.7%
Dividend yield	—	—

	March 31,	December 31,
Placement Agent Warrants	2023	2022
Exercise price	$5.41	$5.41
Volatility	93.4%	89.4%
Expected life	4.7	5.0
Risk-free rate	3.6%	4.0%
Dividend yield	—	—

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 8 - Accounts Payable and Accrued Expenses

At March 31, 2023 and December 31, 2022, accounts payable and accrued expenses consisted of the following ($ in thousands):

	March 31,	December 31,
	2023	2022
Accounts payable	$14,140	$11,535
Accrued compensation	1,568	1,195
Research and development	6,593	7,289
Other	319	278
Total accounts payable and accrued expenses	$22,620	$20,297

Note 9 – Subsequent Events

In April 2023, the Company closed on the April 2023 Registered Direct Offering for the issuance and sale of an aggregate of 1,700,000 shares of its common stock at a purchase price of $3.60 per share of common stock in a registered direct offering priced at-the-market under Nasdaq rules. In a concurrent private placement, Checkpoint issued and sold Series A warrants to purchase up to 1,700,000 shares of common stock and Series B warrants to purchase up to 1,700,000 shares of common stock. The Series A warrants are exercisable immediately upon issuance and will expire five years following the issuance date and have an exercise price of $3.35 per share and the Series B warrants are exercisable immediately upon issuance and will expire eighteen months following the issuance date and have an exercise price of $3.35 per share. The total gross proceeds from the offering were approximately $6.1 million with net proceeds of approximately $5.5 million after deducting approximately $0.6 million in commissions and other transaction costs.

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

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2023, we have an accumulated deficit of $273.0 million.

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

For a discussion of our critical accounting estimates, see the MD&A in the 2022 Form 10-K. There were no material changes in our critical accounting estimates or accounting policies from December 31, 2022.

Accounting Pronouncements

During the three-month period ended March 31, 2023, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2022 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenue

For the three months ended March 31, 2023, revenue was approximately $35,000 compared to approximately $52,000 for the three months ended March 31, 2022, a decrease of approximately $17,000. The current and prior period revenue consisted of patent fees related to our collaborations with TGTX.

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

For the three months ended March 31, 2023, research and development expenses were approximately $15.8 million, compared to $14.7 million for the three months ended March 31, 2022, an increase of $1.1 million. The current period research and development expenses primarily consisted of $5.7 million related to manufacturing costs for cosibelimab for commercial manufacturing preparation and inventory build, $3.4 million related to regulatory expenses, including $3.2 million for the PDUFA fee to the FDA for the BLA filing for cosibelimab, $2.3 million in license fees due upon the FDA filing acceptance of Biologics License Application for cosibelimab, $2.1 million related to clinical costs for cosibelimab, $1.3 million related to salary expenses, and $0.4 million related to stock compensation expense. The prior period research and development expenses primarily consisted of $3.2 million related to clinical costs for our product candidates, $9.3 million related to manufacturing costs for validation work for cosibelimab, $0.5 million related to regulatory expenses, $0.9 million related to salary expenses, and $0.2 million related to stock compensation expense.

We anticipate our research and development expenses will remain relatively consistent for the remainder of 2023.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities, marketing and facilities-related expenses.

For the three months ended March 31, 2023, general and administrative expenses were approximately $2.3 million, compared to $2.2 million for the three months ended March 31, 2022, an increase of $0.1 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $0.6 million, $0.4 million related to salary expenses, $0.5 million related to legal and accounting fees, $0.1 million related to investor relation fees, and $0.2 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock. The prior period general and administrative expenses primarily consisted of stock compensation expense of $0.5 million, $0.5 million related to salary expenses, $0.3 million related to legal and accounting fees, $0.1 million related to investor relation fees, and $0.2 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock.

We anticipate our general and administrative expenses to increase for the remainder of 2023 due primarily to pre-commercial initiatives to support a potential commercial launch for cosibelimab in the first half of 2024.

Interest Income

For the three months ended March 31, 2023, interest income was approximately $43,000 compared to approximately $13,000 for the three months ended March 31, 2022, an increase of approximately $30,000. The increase was due to higher interest rates earned on our cash deposits.

Gain on Common Stock Warrant Liabilities

For the three months ended March 31, 2023, the gain on common stock warrant liabilities was approximately $7.6 million. The gain on common stock warrant liabilities is comprised of the fair value remeasurement of the common stock warrant liabilities on March 31, 2023 associated with the registered direct offering we completed in December 2022. We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. There was no comparable expense for the three months ended March 31, 2022.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the Condensed Statements of Operations. The fair value of the warrants was estimated using a Black-Scholes Model (see Note 7).

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2023, we had an accumulated deficit of $273.0 million.

In February 2023, we closed on a registered direct offering for the issuance and sale of an aggregate of 1,428,572 shares of our common stock at a purchase price of $5.25 per share in a registered direct offering priced at-the-market under Nasdaq rules. In addition, in a concurrent private placement, we issued and sold Series A warrants to purchase up to 1,428,572 shares of common stock and Series B warrants to purchase up to 1,428,572 shares of common stock. The Series A warrants are exercisable immediately upon issuance and will expire five years following the issuance date and have an exercise price of $5.00 per share and the Series B warrants are exercisable immediately upon issuance and will expire eighteen months following the issuance date and have an exercise price of $5.00 per share. The total gross proceeds from the offering were approximately $7.5 million with net proceeds of approximately $6.7 million after deducting approximately $0.8 million in commissions and other transaction costs.

In April 2023, we closed on a registered direct offering for the issuance and sale of an aggregate of 1,700,000 shares of our common stock at a purchase price of $3.60 per share in a registered direct offering priced at-the-market under Nasdaq rules. In a concurrent private placement, we issued and sold Series A warrants to purchase up to 1,700,000 shares of common stock and Series B warrants to purchase up to 1,700,000 shares of common stock. The Series A warrants are exercisable immediately upon issuance and will expire five years following the issuance date and have an exercise price of $3.35 per share and the Series B warrants are exercisable immediately upon issuance and will expire eighteen months following the issuance date and have an exercise price of $3.35 per share. The total gross proceeds from the offering were approximately $6.1 million with net proceeds of approximately $5.5 million after deducting approximately $0.6 million in commissions and other transaction costs.

Our major sources of cash have been proceeds from the sale of equity securities. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments.

We believe, assuming no business or corporate development transactions are consummated, that our cash and cash equivalents are only sufficient to fund our operating expenses through the second quarter of 2023. We will need to secure additional funds through equity or debt offerings, or other potential sources such as partnerships to fully develop and commercialize, if approved, our product candidates. Accordingly, we intend to continue our active discussions with third party pharmaceutical and biotechnology companies to evaluate potential partnerships or other types of corporate development transactions, including strategic mergers. Our estimate as to how long we expect our existing cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We cannot be certain that additional funding will be available on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern.

Cash Flows for the Three Months Ended March 31, 2023 and 2022

Operating Activities

Net cash used in operating activities was approximately $14.0 million for the three months ended March 31, 2023, compared to approximately $19.6 million for the three months ended March 31, 2022. The decrease in net cash used in operating activities was primarily related to changes in accounts payable and accrued expenses in the current period compared to the prior period.

Investing Activities

There were no investing activities for the three months ended March 31, 2023 and 2022.

Financing Activities

Net cash provided by financing activities was $6.8 million for the three months ended March 31, 2023, compared to $6.3 million for the three months ended March 31, 2022. Cash provided by financing activities in the current period was related to the net proceeds from the issuance of common shares as part of our registered direct offering. The prior period amount was related to the net proceeds from the issuance of common shares as part of our At-the-Market Issuance Sales Agreement offerings, partially offset by cash paid for taxes related to the net settlement of shares for employee stock vestings.

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

With respect to the quarter ended March 31, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014 and have an accumulated deficit of $273.0 million as of March 31, 2023. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development, and resulting regulatory approval request submissions, of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building a commercial organization to address certain markets. We will require additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. We believe, assuming no business or corporate development transactions are consummated, that our cash and cash equivalents are only sufficient to fund our operating expenses through the second quarter of 2023. Accordingly, we intend to continue our active discussions with third party pharmaceutical and biotechnology companies to evaluate potential partnerships or other types of corporate development transactions, including strategic mergers.

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

Our future funding requirements will depend on many factors, including, but not limited to:

●	the timing, design and conduct of, and results from, preclinical studies and clinical trials for our product candidates;
●	the timing and process of regulatory approval reviews and potential delays in our efforts to seek regulatory approval for our product candidates, and any costs associated with such delays;
●	the costs of establishing a commercial organization to sell, market and distribute our product candidates;
●	the rate of progress and costs of our efforts to prepare for the submission of an NDA or BLA for any of our product candidates or any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;
●	the cost and timing of securing sufficient supplies of our product candidates from our third-party manufacturers for clinical trials and in preparation for commercialization;
●	the effect of competing technological and market developments;
●	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish;
●	if one or more of our product candidates are approved, the potential that we may be required to file a lawsuit to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of one or more of our product candidates; and
●	the success of the commercialization of one or more of our product candidates, if approved.

Future capital requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies, but we currently have no commitments or agreements relating to any of these types of transactions.

In order to carry out our business plan and implement our strategy, we anticipate that we will need to obtain additional financing from time to time and may choose to raise additional funds through strategic collaborations, licensing arrangements, public or private equity or debt financing, bank lines of credit, asset sales, government grants, or other arrangements. We are also engaging in discussions with third party pharmaceutical and biotechnology companies to evaluate potential partnerships or other types of corporate development transactions, including a strategic merger. We cannot be sure that any additional funding, if needed, partnership or any other type of corporate development transaction, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing, or equity that may be issued or sold in a corporate development transaction, may be dilutive to our stockholders, and debt or equity financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration, merger, or licensing arrangement, we may be required to relinquish our rights to certain of our product candidates or marketing territories.

Our inability to raise capital when needed would harm our business, financial condition and results of operations, and could cause our stock price to decline or require that we wind down our operations altogether.

There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our unaudited condensed financial statements as of March 31, 2023 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of March 31, 2023, we had cash and cash equivalents of $4.8 million and an accumulated deficit of $273.0 million. We do not believe that our cash and cash equivalents are sufficient for the next twelve months. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining debt or equity financings or other arrangements. Our future success depends on our ability to raise capital. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations. Additionally, we intend to continue our active discussions with third party pharmaceutical and biotechnology companies to evaluate potential partnerships or other types of corporate development transactions, including strategic mergers.

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

If we raise additional funds through collaborations, mergers, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Risks Related to Reliance on Third Parties

We have contracted or intend to contract with third parties for the manufacture of our approved products, if any. If such contract manufacturer fails to timely produce sufficient product volume or to comply with applicable regulations, the commercialization of our product candidates may be delayed, we may be unable to meet market demand, and we may lose potential revenues.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. We have entered into or intend to enter into development and supply agreements with one or more contract manufacturers for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies for each of our product candidates. Any termination or disruption of our relationships with our contract manufacturers may materially harm our business and financial condition and frustrate any commercialization efforts for each respective product candidate.

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

We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, and for the future commercialization of our approved products, if any. Reliance on third parties increases the risk that we will not have sufficient quantities of our products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

Item 2. Recent Sales of Unregistered Securities.

We have not furnished information under this item to the extent that such information previously has been included in our Annual Report on Form 10-K or in a Current Report on Form 8-K.

Item 6. Exhibits

Exhibit No.	Description

31.1

Certification of Principal Executive Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2023.

31.2

Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2023.

32.1	Certification of Principal Executive Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2023.

32.2	Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2023.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Checkpoint Therapeutics, Inc.
(Registrant)
Date: May 15, 2023	By:	/s/ James F. Oliviero
James F. Oliviero
President and Chief Executive Officer
(Principal Executive Officer)