Form 10-Q
period 2023-06-30
Checkpoint Therapeutics, Inc.
filed 2023-08-14
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 10, 2023
Class A Common Stock, $0.0001 par value	700,000
Common Stock, $0.0001 par value	20,893,485

CHECKPOINT THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended June 30, 2023

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

Item 1. Financial Statements.

Checkpoint Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$7,421	$12,068
Prepaid expenses and other current assets	886	1,149
Other receivables - related party	31	73
Total current assets	8,338	13,290
Total Assets	$8,338	$13,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$25,194	$20,297
Accounts payable and accrued expenses - related party	2,453	1,306
Common stock warrant liabilities	3,961	11,170
Total current liabilities	31,608	32,773
Total Liabilities	31,608	32,773

Commitments and Contingencies (note 5)

Stockholders’ (Deficit) Equity
Common Stock ($0.0001 par value), 80,000,000 and 50,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively
Class A common shares, 700,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common shares, 17,238,393 and 9,586,683 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2	1
Common stock issuable, 0 and 368,907 shares as of June 30, 2023 and December 31, 2022, respectively	—	1,885
Additional paid-in capital	266,209	241,117
Accumulated deficit	(289,481)	(262,486)
Total Stockholders’ (Deficit) Equity	(23,270)	(19,483)
Total Liabilities and Stockholders’ (Deficit) Equity	$8,338	$13,290

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenue - related party	$31	$18	$66	$70

Operating expenses:
Research and development	13,945	12,053	29,771	26,723
General and administrative	2,281	2,129	4,573	4,372
Total operating expenses	16,226	14,182	34,344	31,095
Loss from operations	(16,195)	(14,164)	(34,278)	(31,025)

Other income (expense)
Interest income	31	22	74	35
(Loss) gain on common stock warrant liabilities	(357)	—	7,209	—
Total other income (expense)	(326)	22	7,283	35
Net Loss	$(16,521)	$(14,142)	$(26,995)	$(30,990)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(1.05)	$(1.62)	$(1.97)	$(3.59)

Basic and diluted weighted average number of common shares outstanding	15,700,324	8,750,982	13,735,646	8,628,665

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Stockholders’ (Deficit) Equity

(in thousands, except share amounts)

(Unaudited)

For the Three Months Ended June 30, 2023

					Common	Additional		Total
	Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	(Deficit) Equity
Balances at March 31, 2023	700,000	$—	13,201,070	$1	$—	$250,780	$(272,960)	$(22,179)
Issuance of common shares, net of offering costs - Registered direct offering	—	—	3,350,000	1	—	14,460	—	14,461
Issuance of common shares - Founders Agreement	—	—	123,906	—	—	402	—	402
Stock-based compensation expense	—	—	104,148	—	—	567	—	567
Exercise of prefunded and common stock warrants	—	—	459,269	—	—	—	—	—
Net loss	—	—	—	—	—	—	(16,521)	(16,521)
Balances at June 30, 2023	700,000	$—	17,238,393	$2	$—	$266,209	$(289,481)	$(23,270)

For the Six Months Ended June 30, 2023

					Common	Additional		Total
	Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	(Deficit) Equity
Balances at December 31, 2022	700,000	$—	9,586,683	$1	$1,885	$241,117	$(262,486)	$(19,483)
Issuance of common shares, net of offering costs - Registered direct offering	—	—	4,530,000	1	—	21,113	—	21,114
Issuance of common shares - Founders Agreement	—	—	528,527	—	(1,885)	2,443	—	558
Stock-based compensation expense	—	—	1,101,098	—	—	1,536	—	1,536
Exercise of prefunded and common stock warrants	—	—	1,492,085	—	—	—	—	—
Net loss	—	—	—	—	—	—	(26,995)	(26,995)
Balances at June 30, 2023	700,000	$—	17,238,393	$2	$—	$266,209	$(289,481)	$(23,270)

For the Three Months Ended June 30, 2022

					Common	Additional		Total
	Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at March 31, 2022	700,000	$—	8,380,124	$1	$—	$236,925	$(216,710)	$20,216
Issuance of common shares, net of offering costs - At-the-market offering	—	—	56,371	—	—	642	—	642
Issuance of common shares- Founders Agreement	—	—	1,409	—	—	17	—	17
Stock-based compensation expense	—	—	52,671	—	—	729	—	729
Net loss	—	—	—	—	—	—	(14,142)	(14,142)
Balances at June 30, 2022	700,000	$—	8,490,575	$1	$—	$238,313	$(230,852)	$7,462

For the Six Months Ended June 30, 2022

					Common	Additional		Total
	Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
Balances at December 31, 2021	700,000	$—	7,757,440	$1	$6,598	$223,009	$(199,862)	$29,746
Issuance of common shares, net of offering costs - At-the-market offering	—	—	430,564	—	—	8,687	—	8,687
Issuance of common shares - Founders Agreement	—	—	222,905	—	(6,598)	6,811	—	213
Stock-based compensation expense	—	—	144,521	—	—	1,504	—	1,504
Net settlement of shares withheld for payment of employee taxes	—	—	(64,857)	—	—	(1,698)	—	(1,698)
Net loss	—	—	—	—	—	—	(30,990)	(30,990)
Balances at June 30, 2022	700,000	$—	8,490,575	$1	$—	$238,313	$(230,852)	$7,462

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the six months ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(26,995)	$(30,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,536	1,504
Issuance of common shares - Founders Agreement	558	213
Gain on common stock warrant liabilities	(7,209)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	263	(202)
Other receivables - related party	42	(1)
Accounts payable and accrued expenses	4,651	(1,423)
Accounts payable and accrued expenses - related party	1,147	62
Net cash used in operating activities	(26,007)	(30,837)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares - Registered direct offerings	23,621	—
Payment of offering costs for the issuance of common shares - Registered direct offerings	(2,261)	—
Proceeds from issuance of common shares - At-the-market offering	—	8,910
Payment of offering costs for the issuance of common shares - At-the-market offering	—	(223)
Net settlement of shares withheld for payment of employee taxes	—	(1,698)
Net cash provided by financing activities	21,360	6,989

Net decrease in cash and cash equivalents	(4,647)	(23,848)
Cash and cash equivalents at beginning of period	12,068	54,735
Cash and cash equivalents at end of period	$7,421	$30,887

Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$1,885	$6,598
Issuance of common shares - Registered direct offering (offering costs incurred but not paid)	$246	$—

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Liquidity, Capital Resources and Going Concern

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2023, the Company had an accumulated deficit of $289.5 million.

In February 2023, the Company closed on a registered direct offering (“February 2023 Registered Direct Offering”) for the issuance and sale of an aggregate of 1,180,000 shares of its common stock at a purchase price of $5.25 per share in a registered direct offering. In addition, the offering includes 248,572 shares of common stock in the form of pre-funded warrants at a price of $5.2499 (the “Pre-Funded Warrants”). In a concurrent private placement, Checkpoint issued and sold Series A warrants to purchase up to 1,428,572 shares of common stock and Series B warrants to purchase up to 1,428,572 shares of common stock (collectively, the “February 2023 Common Stock Warrants”). The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $5.00 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The total gross proceeds from the offering were approximately $7.5 million with net proceeds of approximately $6.7 million after deducting approximately $0.8 million in commissions and other transaction costs.

In April 2023, the Company closed on a registered direct offering (“April 2023 Registered Direct Offering”) for the issuance and sale of an aggregate of 1,700,000 shares of its common stock at a purchase price of $3.60 per share of common stock in a registered direct offering. In a concurrent private placement, Checkpoint issued and sold Series A warrants to purchase up to 1,700,000 shares of common stock and Series B warrants to purchase up to 1,700,000 shares of common stock (collectively, the “April 2023 Common Stock Warrants”). The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $3.35 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The total gross proceeds from the offering were approximately $6.1 million with net proceeds of approximately $5.5 million after deducting approximately $0.6 million in commissions and other transaction costs.

In May 2023, the Company closed on a registered direct offering (“May 2023 Registered Direct Offering”) for the issuance and sale of an aggregate of 1,650,000 shares of its common stock at a purchase price of $3.071 per share of common stock in a registered direct offering. In addition, the offering includes 1,606,269 shares of common stock in the form of Pre-Funded Warrants at a price of $3.0709. The common stock and the Pre-Funded Warrants were sold together with Series A warrants to purchase up to 3,256,269 shares of common stock and Series B warrants to purchase up to 3,256,269 shares of common stock (collectively, the “May 2023 Common Stock Warrants”). The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $2.821 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The total gross proceeds from the offering were approximately $10.0 million with net proceeds of approximately $9.1 million after deducting approximately $0.9 million in commissions and other transaction costs.

In July 2023, the Company closed on a registered direct offering (“July 2023 Registered Direct Offering”) for the issuance and sale of an aggregate of 2,427,186 shares of its common stock at a purchase price of $3.09 per share of common stock in a registered direct offering. In addition, the offering includes 809,062 shares of common stock in the form of Pre-Funded Warrants at a price of $3.0899. The common stock and the Pre-Funded Warrants were sold together with Series A warrants to purchase up to 3,236,248 shares of common stock and Series B warrants to purchase up to 3,236,248 shares of common stock (collectively, the “July 2023 Common Stock Warrants”). The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $2.84 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The total gross proceeds from the offering were approximately $10.0 million with net proceeds of approximately $9.1 million after deducting approximately $0.9 million in commissions and other transaction costs.

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

The Company believes, assuming no business or corporate development transactions are consummated, that its cash and cash equivalents are only sufficient to fund its operating expenses through the third quarter of 2023. Accordingly, the Company intends to continue its active discussions with third party pharmaceutical and biotechnology companies to evaluate potential partnerships or other types of corporate development transactions, including strategic mergers. The Company’s expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these financial statements are issued. Management’s plans to alleviate the conditions that raise substantial doubt include reduced 2023 spending, including projected savings through delaying the development timelines of certain programs, the pursuit of additional cash resources through public or private equity or debt financings, and potential partnerships or other corporate development transactions. Management has concluded that the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements. The Company’s estimate as to how long it expects its existing cash to be able to continue to fund its operations is based on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. Further, changing circumstances, some of which may be beyond its control, could cause the Company to consume capital faster than it currently anticipates, and it may need to seek additional funds sooner than planned. The Company cannot be certain that additional funding will be available to it on acceptable terms, or at all.

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

Common Stock Warrant Liability

The Company has issued freestanding warrants to purchase shares of its common stock in connection with its financing activities and accounts for them in accordance with applicable accounting guidance as either liabilities or as equity instruments depending on the specific terms of the warrant agreements. Warrants classified as liabilities are remeasured each period they are outstanding. Any resulting gain or loss related to the change in the fair value of the warrant liability is recognized in gain (loss) on common stock warrant liabilities, a component of other income (expense), in the Condensed Statements of Operations.

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

Revenue from Contracts with Customers

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers”. The core principle of the standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. For tax positions that are more likely than not to be sustained upon audit, the Company recognizes the largest amount with a greater than 50% likelihood of being realized. The Company does not recognize any portion of the benefit for tax positions that are not more likely than not to be sustained upon audit. As of June 30, 2023 and December 31, 2022, the Company determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset.

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The following table summarizes potentially dilutive securities outstanding at June 30, 2023 and 2022 that were excluded from the computation of diluted net loss per share, as they would be anti-dilutive:

	June 30,
	2023	2022
Warrants (Note 6)	17,873,125	1,249
Stock options (Note 6)	127,000	31,000
Unvested restricted stock (Note 6)	1,333,211	388,321
Unvested restricted stock units (Note 6)	619,884	—
Total	19,953,220	420,570

Comprehensive Loss

The Company has no components of comprehensive loss other than net loss. Thus, comprehensive loss is the same as net loss for the periods presented.

Recently Issued Accounting Pronouncements

During the six-month period ended June 30, 2023, there were no new accounting pronouncements or updates to recently issued accounting pronouncements as disclosed in the Company’s Form 10-K for the year ended December 31, 2022 that affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

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

In connection with the license agreement with Dana-Farber, the Company entered into a collaboration agreement with TGTX, which was amended and restated in June 2019, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retains the right to develop and commercialize these antibodies in solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. The Company is eligible to receive substantive potential milestone payments for the anti-PD-L1 program of up to an aggregate of approximately $27.6 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $8.4 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $19.2 million upon regulatory filings and first commercial sales in specified territories. The Company is also eligible to receive substantive potential milestone payments for the anti-GITR antibody program of up to an aggregate of approximately $21.5 million upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, the Company is eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales for both programs, in addition to royalty payments based on a tiered low double-digit percentage of net sales. The Company also receives an annual license maintenance fee, which is creditable against future milestone payments or royalties. TGTX also pays the Company for its out-of-pocket costs of material used by TGTX for their development activities. For the three months ended June 30, 2023 and 2022, the Company recognized approximately $12,000 and $16,000, respectively, in revenue related to the collaboration agreement in the Condensed Statements of Operations. For the six months ended June 30, 2023 and 2022, the Company recognized approximately $41,000 and $47,000, respectively, in revenue related to the collaboration agreement in the Condensed Statements of Operations.

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

In connection with the license agreement with Jubilant, the Company entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retains the right to develop and commercialize these compounds in the field of solid tumors. The Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.4 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.9 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, the Company is eligible to receive potential milestone payments up to an aggregate of $89.3 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays the Company 50% of Investigational New Drug enabling costs and patent expenses. For the three months ended June 30, 2023 and 2022, the Company recognized approximately $18,000 and $2,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations. For the six months ended June 30, 2023 and 2022, the Company recognized approximately $24,000 and $23,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations.

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

The milestone payments are based on successful achievement of clinical development, regulatory, and sales milestones. Because these payments are contingent on the occurrence of a future event, they represent variable consideration and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The sales-based royalty payments are recognized as revenue when the subsequent sales occur. The Company also receives variable consideration for certain research and development, out-of-pocket material costs, and patent maintenance related activities. These amounts are dependent upon the Company’s actual expenditures under the collaborations and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. As this revenue relates to an already satisfied performance obligation, it is recognized approximately when the amounts become due. For the six months ended June 30, 2023, the Company did not receive any milestone or royalty payments.

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

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of the Company’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of its Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. The MSA shall be automatically extended for additional five-year periods unless Fortress or the Company provides notice to the other party of its desire not to automatically extend the term. For the three months ended June 30, 2023 and 2022, the Company recognized $125,000, respectively, in expense on its Condensed Statements of Operations related to the MSA. For the six months ended June 30, 2023 and 2022, the Company recognized $250,000, respectively, in expense on its Condensed Statements of Operations related to the MSA.

Caribe BioAdvisors, LLC

In December 2016, the Company entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. In June 2023, Mr. Weiss assigned the agreement to Hawkins BioVentures, LLC. For the three months ended June 30, 2023 and 2022, the Company recognized approximately $27,000 and $28,000, respectively, in expense in its Condensed Statements of Operations related to the advisory agreement, including approximately $12,000 and $13,000 in expense related to annual equity incentive grants. For the six months ended June 30, 2023 and 2022, the Company recognized approximately $54,000 and $55,000, respectively, in expense in its Condensed Statements of Operations related to the advisory agreement, including approximately $24,000 and $25,000 in expense related to annual equity incentive grants.

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

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of June 30, 2023, and December 31, 2022, there was no litigation against the Company.

Note 6 – Stockholders’ Equity

Common Stock

At the Company’s 2023 Annual Meeting of Stockholders held on June 12, 2023, its stockholders approved an amendment to its certificate of incorporation to increase the number of authorized shares of common stock available to issue by 30,000,000 to 80,000,000 with a par value of $0.0001 per share, of which 700,000 shares are designated as “Class A common stock.” The amendment was filed with the Secretary of State of the State of Delaware on June 14, 2023.

As of June 30, 2023 and December 31, 2022, there were 700,000 shares of Class A common stock held by Fortress. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stockholders are entitled to a number of votes per share equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

In February 2023, the Company closed on a registered direct offering for the issuance and sale of an aggregate of 1,180,000 shares of its common stock at a purchase price of $5.25 per share of common stock. In addition, the offering includes 248,572 shares of common stock in the form of Pre-Funded Warrants at a price of $5.2499. In a concurrent private placement, Checkpoint issued and sold Series A warrants to purchase up to 1,428,572 shares of common stock and Series B warrants to purchase up to 1,428,572 shares of common stock. The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $5.00 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. Net proceeds from the February 2023 Registered Direct Offering were $6.7 million after deducting commissions and other transactions. The 1,180,000 shares of common stock and 248,572 shares of common stock in the form of prefunded warrants were registered for sale under the November 2020 Form S-3. The February 2023 Common Stock Warrants met the criteria for equity classification.

In February 2023, the Pre-Funded Warrants from the February 2023 Registered Direct Offering were fully exercised. In March 2023, the Company filed a registration statement on Form S-3 to register the February 2023 Common Stock Warrants, which was declared effective May 5, 2023.

In April 2023, the Company closed on a registered direct offering for the issuance and sale of an aggregate of 1,700,000 shares of its common stock at a purchase price of $3.60 per share of common stock. In a concurrent private placement, Checkpoint issued and sold Series A warrants to purchase up to 1,700,000 shares of common stock and Series B warrants to purchase up to 1,700,000 shares of common stock. The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $3.35 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The total gross proceeds from the offering were approximately $6.1 million with net proceeds of approximately $5.5 million after deducting approximately $0.6 million in commissions and other transaction costs. The 1,700,000 shares of common stock were registered for sale under the November 2020 Form S-3. The Company filed a separate registration statement on Form S-3 to register the April 2023 Common Stock Warrants, which was declared effective May 5, 2023. The April 2023 Common Stock Warrants met the criteria for equity classification.

As of June 30, 2023, approximately $8.7 million of securities remain available for sale under the November 2020 Form S-3.

In March 2023, the Company filed a shelf registration statement on Form S-3 (the “March 2023 Form S-3”), which was declared effective May 5, 2023 (File No. 333-270843). Under the March 2023 Form S-3, the Company may sell up to a total of $150 million of its securities.

In May 2023, the Company closed on a registered direct offering for the issuance and sale of an aggregate of 1,650,000 shares of its common stock at a purchase price of $3.071 per share of common stock. In addition, the offering includes 1,606,269 shares of common stock in the form of Pre-Funded Warrants at a price of $3.0709. The common stock and the Pre-Funded Warrants were sold together with Series A warrants to purchase up to 3,256,269 shares of common stock and Series B warrants to purchase up to 3,256,269 shares of common stock. The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $2.821 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The total gross proceeds from the offering were approximately $10.0 million with net proceeds of approximately $9.1 million after deducting approximately $0.9 million in commissions and other transaction costs. The shares of common stock, Pre-Funded Warrants and May 2023 Common Stock Warrants were registered for sale under the March 2023 Form S-3. The May 2023 Common Stock Warrants met the criteria for equity classification.

As of June 30, 2023, 459,269 of the Pre-Funded Warrants from the May 2023 Registered Direct Offering were fully exercised.

As of June 30, 2023, approximately $120.9 million of securities remain available for sale under the March 2023 Form S-3.

Pursuant to the Founders Agreement, the Company issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the registered direct offerings noted above. Accordingly, the Company issued 159,620 shares of common stock to Fortress and recorded expense of approximately $0.6 million related to this grant, which is included in general and administrative expenses in the Company’s Condensed Statements of Operations for the six months ended June 30, 2023.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The Company may offer the securities under the Form S-3’s from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders.

Equity Incentive Plan

The Company has in effect the Amended and Restated 2015 Incentive Plan (“2015 Incentive Plan”). The 2015 Incentive Plan was adopted in March 2015 by our stockholders. Under the 2015 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to directors, officers, employees and consultants. An amendment to the 2015 Incentive Plan was approved by stockholders in June 2023 to increase the shares available for issuance to 6,000,000 shares. The plan expires 10 years from the effective date of the amendment and limits the term of each option to no more than 10 years from the date of grant.

As of June 30, 2023, 3,496,830 shares are available for issuance under the 2015 Incentive Plan.

Restricted Stock Awards

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activity for the six months ended June 30, 2023:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested at December 31, 2022	378,897	$26.15
Granted	1,103,698	2.33
Forfeited	(45,100)	6.89
Vested	(104,284)	24.99
Non-vested at June 30, 2023	1,333,211	$7.17

As of June 30, 2023, there was $3.6 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.1 years. This amount does not include, as of June 30, 2023, 196,733 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense for time-based vesting awards is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured at grant date and recorded if and when it is probable that the milestone will be achieved.

Restricted Stock Units

The following table summarizes restricted stock units activity for the six months ended June 30, 2023:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested at December 31, 2022	85,000	$10.50
Granted	577,384	2.25
Vested	(42,500)	10.50
Non-vested at June 30, 2023	619,884	$2.82

As of June 30, 2023, all restricted stock units outstanding are performance-based and vest upon achievement of certain corporate milestones. The expense for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Stock Options

The following table summarizes stock option award activity for the six months ended June 30, 2023:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Stock Options	Exercise Price	(in years)
Outstanding as of December 31, 2022	27,000	$31.35	6.44
Granted	100,000	2.81	—
Outstanding as of June 30, 2023	127,000	$8.88	9.10
Vested and exercisable as of June 30, 2023	19,500	$24.68	6.54

Upon the exercise of stock options, the Company will issue new shares of its common stock.

The Company used the Black-Scholes Model for determining the estimated fair value of stock-based compensation related to stock options. The table below summarizes the assumptions used:

	For the Six Months Ended June 30,
	2023	2022
Risk-free interest rate	3.73%	1.30%
Expected dividend yield	—	—
Expected term in years	10.0	10.0
Expected volatility	83.48%	100.65%

Warrants

A summary of warrant activities for the six months ended June 30, 2023 is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Warrants	Exercise Price	(in years)
Outstanding as of December 31, 2022	4,357,597	$3.37	3.26
Granted	15,007,613	3.05	—
Exercised	(1,492,085)	—	—
Outstanding as of June 30, 2023	17,873,125	$3.39	3.03

Upon the exercise of warrants, the Company will issue new shares of its common stock.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 ($ in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Research and development	$187	$229	$577	$476
General and administrative	380	500	959	1,028
Total stock-based compensation expense	$567	$729	$1,536	$1,504

Note 7 – Common Stock Warrant Liabilities

On December 16, 2022, the Company closed on an offering for the sale of shares of its common stock and pre-funded warrants as part of a registered direct offering. The common stock and the pre-funded warrants were sold together with Series A and Series B common stock warrants. The Company also issued the placement agent warrants to purchase shares (collectively, the “December 2022 Common Stock Warrants and Placement Agent Warrants”).

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

The Company revalued the December 2022 Common Stock Warrants and Placement Agent Warrants at June 30, 2023 using the Black-Scholes Model. This resulted in a decrease in common stock warrant liability of $7.2 million, with an offsetting gain recorded to gain on common stock warrant liabilities in the Condensed Statements of Operations.

Common Stock Warrant liabilities at December 31, 2022	$11,170
Change in fair value of Common Stock Warrant liabilities	(7,209)
Common Stock Warrant liabilities at June 30, 2023	$3,961

The Company used the Black-Scholes Model for determining the estimated fair value of the common stock warrant liabilities. A summary of the weighted average (in aggregate) significant unobservable inputs used in measuring the warrant liability is determined using Level 3 inputs as follows:

	June 30,	December 31,
Series A Warrants	2023	2022
Exercise price	$4.08	$4.08
Volatility	90.7%	89.4%
Expected life	4.5	5.0
Risk-free rate	4.1%	4.0%
Dividend yield	—	—

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

	June 30,	December 31,
Series B Warrants	2023	2022
Exercise price	$4.08	$4.08
Volatility	108.2%	82.4%
Expected life	1.0	1.5
Risk-free rate	5.4%	4.7%
Dividend yield	—	—

	June 30,	December 31,
Placement Agent Warrants	2023	2022
Exercise price	$5.41	$5.41
Volatility	90.7%	89.4%
Expected life	4.5	5.0
Risk-free rate	4.1%	4.0%
Dividend yield	—	—

Note 8 - Accounts Payable and Accrued Expenses

At June 30, 2023 and December 31, 2022, accounts payable and accrued expenses consisted of the following ($ in thousands):

	June 30,	December 31,
	2023	2022
Accounts payable	$8,058	$11,535
Accrued compensation	700	1,195
Research and development	16,149	7,289
Other	287	278
Total accounts payable and accrued expenses	$25,194	$20,297

Note 9 – Subsequent Events

In July 2023, the Company closed on the July 2023 Registered Direct Offering for the issuance and sale of an aggregate of 2,427,186 shares of its common stock at a purchase price of $3.09 per share of common stock in a registered direct offering. In addition, the offering includes 809,062 shares of common stock in the form of Pre-Funded Warrants at a price of $3.0899. The common stock and the Pre-Funded Warrants were sold together with Series A warrants to purchase up to 3,236,248 shares of common stock and Series B warrants to purchase up to 3,236,248 shares of common stock. The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $2.84 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The total gross proceeds from the offering were approximately $10.0 million with net proceeds of approximately $9.1 million after deducting approximately $0.9 million in commissions and other transaction costs.

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

In July 2023, we announced longer-term results for cosibelimab from its pivotal studies in locally advanced and metastatic CSCC. These results demonstrated a deepening of response over time, resulting in complete response rates of 23% and 13% in locally advanced and metastatic CSCC, respectively. Additionally, the confirmed objective response rate (“ORR”) in metastatic CSCC increased to 50.0% based on independent central review using Response Evaluation Criteria in Solid Tumors version 1.1 (“RECIST 1.1”). Furthermore, responses continue to remain durable over time with the median duration of response not yet reached in either group. Updated safety data across 247 patients enrolled and treated with cosibelimab in all cohorts of the ongoing study remain consistent with those previously reported.

In June 2022, we announced interim results from a registration-enabling cohort of our multi-regional, Phase 1 clinical trial of cosibelimab in patients with locally advanced CSCC that are not candidates for curative surgery or radiation. Cosibelimab demonstrated a confirmed ORR of 54.8% (95% CI: 36.0, 72.7) based on independent central review of 31 patients enrolled in the cohort.

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

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2023, we have an accumulated deficit of $289.5 million.

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

Accounting Pronouncements

During the three-month period ended June 30, 2023, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2022 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

Revenue

For the three months ended June 30, 2023, revenue was approximately $31,000 compared to approximately $18,000 for the three months ended June 30, 2022, an increase of approximately $13,000. The current and prior period revenue consisted of patent fees related to our collaborations with TGTX.

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

For the three months ended June 30, 2023, research and development expenses were approximately $13.9 million, compared to $12.1 million for the three months ended June 30, 2022, an increase of $1.8 million. The current period research and development expenses primarily consisted of $9.9 million related to commercial manufacturing costs and inventory build for cosibelimab, which is expensed prior to approval, to support a potential 2024 launch, $0.1 million related to regulatory expenses, $1.8 million related to clinical costs for our product candidates, $1.3 million related to salary expenses, and $0.2 million related to stock compensation expense. The prior period research and development expenses primarily consisted of $4.2 million related to clinical costs for our product candidates, including for the Conterno Study, $5.3 million related to manufacturing costs for validation work for cosibelimab in preparation for a BLA filing, $0.5 million related to regulatory expenses, $1.2 million related to salary expenses, and $0.2 million related to stock compensation expense.

We anticipate our research and development expenses will decrease for the remainder of 2023.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities, marketing and facilities-related expenses.

For the three months ended June 30, 2023, general and administrative expenses were approximately $2.3 million, compared to $2.1 million for the three months ended June 30, 2022, an increase of $0.2 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $0.4 million, $0.4 million related to salary expenses, $0.5 million related to legal and accounting fees, $0.1 million related to investor relation fees, and $0.4 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock. The prior period general and administrative expenses primarily consisted of stock compensation expense of $0.5 million, $0.4 million related to salary expenses, $0.4 million related to legal and accounting fees, $0.1 million related to investor relation fees, and $0.2 million related to marketing costs.

We anticipate our general and administrative expenses to increase for the remainder of 2023 due primarily to pre-commercial initiatives to support a potential commercial launch for cosibelimab in the first half of 2024.

Interest Income

For the three months ended June 30, 2023, interest income was approximately $31,000 compared to approximately $22,000 for the three months ended June 30, 2022, an increase of approximately $9,000. The increase was due to higher interest rates earned on our cash deposits.

(Loss) Gain on Common Stock Warrant Liabilities

For the three months ended June 30, 2023, the loss on common stock warrant liabilities was approximately $0.4 million. The loss on common stock warrant liabilities is comprised of the fair value remeasurement of the common stock warrant liabilities on June 30, 2023 associated with the registered direct offering we completed in December 2022. We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. There was no comparable expense for the three months ended June 30, 2022.

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

Comparison of the Six Months Ended June 30, 2023 and 2022

Revenue

For the six months ended June 30, 2023, revenue was approximately $66,000 compared to approximately $70,000 for the six months ended June 30, 2022, a decrease of approximately $4,000. The current and prior period revenue consisted of patent fees related to our collaborations with TGTX.

Research and Development Expenses

For the six months ended June 30, 2023, research and development expenses were approximately $29.8 million, compared to $26.7 million for the six months ended June 30, 2022, an increase of $3.1 million. The current period research and development expenses primarily consisted of $15.7 million related to commercial manufacturing costs and inventory build for cosibelimab, which is expensed prior to approval, to support a potential 2024 launch, $3.9 million related to clinical costs for our product candidates, $3.5 million related to regulatory expenses, including $3.2 million for the PDUFA fee to the FDA for the BLA filing for cosibelimab in the first quarter of 2023, $2.7 million related to salary expenses, and $0.6 million related to stock compensation expense. The prior period research and development expenses primarily consisted of $7.4 million related to clinical costs for our product candidates, including for the Conterno Study, $14.6 million related to manufacturing costs for validation work for cosibelimab in preparation for a BLA filing, $1.0 million related to regulatory expenses, $2.1 million related to salary expenses, and $0.5 million related to stock compensation expense.

General and Administrative Expenses

For the six months ended June 30, 2023, general and administrative expenses were approximately $4.6 million, compared to $4.4 million for the six months ended June 30, 2022, an increase of $0.2 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $1.0 million, $0.8 million related to salary expenses, $0.9 million related to legal and accounting fees, $0.2 million related to investor relation fees, and $0.6 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock. The prior period general and administrative expenses primarily consisted of stock compensation expense of $1.0 million, $0.8 million related to salary expenses, $0.7 million related to legal and accounting fees, $0.3 million related to marketing costs, $0.2 million related to investor relation fees and $0.2 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock.

Interest Income

For the six months ended June 30, 2023, interest income was approximately $74,000 compared to approximately $35,000 for the six months ended June 30, 2022, an increase of approximately $39,000. The increase was due to higher interest rates earned on our cash deposits.

(Loss) Gain on Common Stock Warrant Liabilities

For the six months ended June 30, 2023, the gain on common stock warrant liabilities was approximately $7.2 million. The gain on common stock warrant liabilities is comprised of the fair value remeasurement of the common stock warrant liabilities on June 30, 2023 associated with the registered direct offering we completed in December 2022. We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. There was no comparable gain (loss) for the six months ended June 30, 2022.

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

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2023, we had an accumulated deficit of $289.5 million.

In February 2023, we closed on a registered direct offering for the issuance and sale of an aggregate of 1,428,572 shares of our common stock at a purchase price of $5.25 per share. In addition, the offering included 248,572 shares of common stock in the form of Pre-Funded Warrants at a price of $5.2499. In a concurrent private placement, we issued and sold Series A warrants to purchase up to 1,428,572 shares of common stock and Series B warrants to purchase up to 1,428,572 shares of common stock. The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $5.00 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The total gross proceeds from the offering were approximately $7.5 million with net proceeds of approximately $6.7 million after deducting approximately $0.8 million in commissions and other transaction costs.

In April 2023, we closed on a registered direct offering for the issuance and sale of an aggregate of 1,700,000 shares of our common stock at a purchase price of $3.60 per share. In a concurrent private placement, we issued and sold Series A warrants to purchase up to 1,700,000 shares of common stock and Series B warrants to purchase up to 1,700,000 shares of common stock. The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $3.35 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The total gross proceeds from the offering were approximately $6.1 million with net proceeds of approximately $5.5 million after deducting approximately $0.6 million in commissions and other transaction costs.

In May 2023, we closed on a registered direct offering for the issuance and sale of an aggregate of 1,650,000 shares of our common stock at a purchase price of $3.071 per share. In addition, the offering included 1,606,269 shares of common stock in the form of Pre-Funded Warrants at a price of $3.0709. In a concurrent private placement, we issued and sold Series A warrants to purchase up to 3,256,269 shares of common stock and Series B warrants to purchase up to 3,256,269 shares of common stock. The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $2.821 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The total gross proceeds from the offering were approximately $10.0 million with net proceeds of approximately $9.1 million after deducting approximately $0.9 million in commissions and other transaction costs.

In July 2023, we closed on a registered direct offering for the issuance and sale of an aggregate of 2,427,186 shares of our common stock at a purchase price of $3.09 per share. In addition, the offering includes 809,062 shares of common stock in the form of Pre-Funded Warrants at a price of $3.0899. The common stock and the Pre-Funded Warrants were sold together with Series A warrants to purchase up to 3,236,248 shares of common stock and Series B warrants to purchase up to 3,236,248 shares of common stock. The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $2.84 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The total gross proceeds from the offering were approximately $10.0 million with net proceeds of approximately $9.1 million after deducting approximately $0.9 million in commissions and other transaction costs.

Our major sources of cash have been proceeds from the sale of equity securities. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments.

We believe, assuming no business or corporate development transactions are consummated, that our cash and cash equivalents are only sufficient to fund our operating expenses through the third quarter of 2023. We will need to secure additional funds through equity or debt offerings, or other potential sources such as partnerships to fully develop and commercialize, if approved, our product candidates. Accordingly, we intend to continue our active discussions with third party pharmaceutical and biotechnology companies to evaluate potential partnerships or other types of corporate development transactions, including strategic mergers. Our estimate as to how long we expect our existing cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We cannot be certain that additional funding will be available on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern.

Cash Flows for the Six Months Ended June 30, 2023 and 2022

Operating Activities

Net cash used in operating activities was approximately $26.0 million for the six months ended June 30, 2023, compared to approximately $30.8 million for the six months ended June 30, 2022. The decrease in net cash used in operating activities was primarily related to changes in accounts payable and accrued expenses in the current period compared to the prior period.

Investing Activities

There were no investing activities for the six months ended June 30, 2023 and 2022.

Financing Activities

Net cash provided by financing activities was $21.4 million for the six months ended June 30, 2023, compared to $7.0 million for the six months ended June 30, 2022. Cash provided by financing activities in the current period was related to the net proceeds from the issuance of common shares as part of our registered direct offerings. The prior period amount was related to the net proceeds from the issuance of common shares as part of our At-the-Market Issuance Sales Agreement offerings, partially offset by cash paid for taxes related to the net settlement of shares for employee stock vesting.

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

With respect to the quarter ended June 30, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014 and have an accumulated deficit of $289.5 million as of June 30, 2023. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

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

Our unaudited condensed financial statements as of June 30, 2023 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of June 30, 2023, we had cash and cash equivalents of $7.4 million and an accumulated deficit of $289.5 million. We do not believe that our cash and cash equivalents are sufficient for the next twelve months. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining debt or equity financings or other arrangements. Our future success depends on our ability to raise capital. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations. Additionally, we intend to continue our active discussions with third party pharmaceutical and biotechnology companies to evaluate potential partnerships or other types of corporate development transactions, including strategic mergers.

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

If any of our relationships with these third-party CROs or site management organizations terminate, we may not be able to enter into arrangements with alternative CROs or site management organizations or to do so on commercially reasonable terms. Switching or adding additional CROs or site management organizations involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO or site management organization commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. Though we carefully manage our relationships with our CROs or site management organizations, there can be no assurance that we will not encounter similar challenges or delays in the future. Forces beyond our control could disrupt the ability of our third-party CROs, site management organizations, image reading vendors, laboratories, clinical data management organizations, medical institutions and clinical investigators to conduct our preclinical studies and our clinical trials for our product candidates and for any future product candidate.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030 with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through December 31, 2021. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, to review the relationship between pricing and manufacturer patient assistance programs, and to reform government program reimbursement methodologies for pharmaceutical products. The Prescription Drug Pricing Reduction Act, or PDPRA, which was introduced in Congress in 2019, and again in 2020, proposed to, among other things, penalize pharmaceutical manufacturers for raising prices on drugs covered by Medicare Parts B and D faster than the rate of inflation, cap out-of-pocket expenses for Medicare Part D beneficiaries, and several changes to how drugs are reimbursed in Medicare Part B. A similar drug pricing bill, the Elijah E. Cummings Lower Drug Costs Now Act, proposes to enable direct price negotiations by the federal government for certain drugs (with the maximum price paid by Medicare capped based on an international index), requires manufacturers to offer these negotiated prices to other payers, and restricts manufacturers from raising prices on drugs covered by Medicare Parts B and D. This Act passed in the House of Representatives when it was introduced in 2019, and it has been introduced again in the 2021 term. We cannot predict whether any proposed legislation will become law and the effect of these possible changes on our business cannot be predicted at this time.

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

The COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. Although COVID-19 has not had a material adverse effect on our business to date, if the coronavirus were to worsen, our business operations could be delayed or interrupted. For instance, our clinical trials may be affected by the pandemic. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. If the coronavirus continues to spread, or if new variants emerge, some participants and clinical investigators may not be able to comply with clinical trial protocols.

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

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

3.1

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Checkpoint Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on June 13, 2023 (File No. 001-38128) and incorporated herein by reference.

10.1	Amended and Restated Non-Employee Directors Compensation Plan.* #

10.2	Checkpoint Therapeutics, Inc. Amended and Restated 2015 Incentive Plan, filed as Exhibit 10.1 to Form 8-K filed on June 13, 2023 (File No. 001-38128) and incorporated herein by reference. #

31.1

Certification of Principal Executive Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2023.*

31.2

Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2023.*

32.1	Certification of Principal Executive Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2023.*

32.2	Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2023.*

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

#Management Compensation Arrangement.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Checkpoint Therapeutics, Inc.
(Registrant)
Date: August 14, 2023	By:	/s/ James F. Oliviero
James F. Oliviero
President and Chief Executive Officer
(Principal Executive Officer)