Form 10-Q
period 2023-09-30
Checkpoint Therapeutics, Inc.
filed 2023-11-13
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 10, 2023
Class A Common Stock, $0.0001 par value	700,000
Common Stock, $0.0001 par value	22,826,035

CHECKPOINT THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended September 30, 2023

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

Risks Related to our Finances and Capital Requirements

●	We have incurred significant losses since our inception and anticipate that we will incur continued losses for the foreseeable future. We have not generated any sales revenue from our development stage products, and we do not know when, or if, we will generate any revenue from sales of an approved product.
●	Our short operating history makes it difficult to evaluate our business and prospects.
●	There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.
●	Our success is contingent upon raising additional capital for our development programs and commercialization efforts, which may fail. Even if successful, our future capital raising activities may dilute our current stockholders, restrict our operations, or require us to relinquish proprietary rights.
●	Our limited resources may cause us to fail to capitalize on programs or product candidates presenting commercial opportunity or high likelihood of success.
●	Weakness in the U.S. economy, including within our geographic footprint, has adversely affected us in the past and may adversely affect us in the future.

Risks Pertaining to our Business Strategy, Structure and Organization

●	Our future growth and success depend on our ability to successfully develop and commercialize our product candidates, which we have yet to do.
●	Our future growth depends on our acquiring or in-licensing products or product candidates and integrating such products into our business.

Risks Inherent in Drug Development and Commercialization

●	Because results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance may not have favorable results in later clinical trials. Moreover, interim, “top-line,” and preliminary data from our clinical trials that we announce or publish may change, or the perceived product profile may be impacted, as more patient data or additional endpoints are analyzed.
●	We may not receive the required regulatory approvals for any of our product candidates on our projected timelines, if at all, which may result in increased costs and delay our ability to generate revenue.
●	If a product candidate demonstrates lack of efficacy or adverse side effects, we may need to abandon or limit the development of such product candidate.
●	We may not obtain the desired labeling claims or intended uses for product promotion, or favorable scheduling classifications, to successfully promote our products.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, and increased regulatory scrutiny.
●	Our competitors have developed or may develop treatments for our products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.
●	If our products are not broadly accepted by the healthcare community, the revenues from any such product will likely be limited.
●	Any successful products liability claim related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of such products.

Risks Related to Reliance on Third Parties

●	We rely, and will rely in the future, on third-party contract research organizations and contract manufacturers for the conduct of our preclinical and clinical studies and trials, for the completion of commercial and pre-commercial manufacturing and, eventually, for commercialization. If such third parties fail to perform contractual obligations, pass regulatory inspections, meet deadlines, comply with applicable regulations, or if our relationships with such third parties are disrupted, our product candidates may be delayed, and our revenue potential may be limited.
●	We rely on clinical data and results obtained by third parties, which may prove inaccurate or unreliable.

Risks Relating to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.
●	We may be subject to anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to maintain sufficient patent protection for our technology and products, our competitors could develop and commercialize products similar or identical to ours, impairing our ability to successfully commercialize potential products.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ patents.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Relating to Our Platform and Data

●	Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or third parties’ cybersecurity.

Risks Relating to Our Control by Fortress Biotech, Inc. (“Fortress”)

●	Fortress controls a voting majority of our common stock and has the right to receive significant share grants annually, which will result in dilution of our other stockholders and could reduce the value of our common stock.
●	We have entered into certain agreements with Fortress and may have received better terms from unaffiliated third parties.

Risks Related to Conflicts of Interest

●	We share certain directors with Fortress, which could create conflicts of interest between us and Fortress.

Item 1. Financial Statements.

Checkpoint Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$1,772	$12,068
Prepaid expenses and other current assets	415	1,149
Other receivables - related party	31	73
Total current assets	2,218	13,290
Total Assets	$2,218	$13,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$16,390	$20,297
Accounts payable and accrued expenses - related party	2,880	1,306
Common stock warrant liabilities	1,991	11,170
Total current liabilities	21,261	32,773
Total Liabilities	21,261	32,773

Commitments and Contingencies (note 5)

Stockholders’ (Deficit) Equity
Common Stock ($0.0001 par value), 80,000,000 and 50,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively
Class A common shares, 700,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common shares, 21,702,547 and 9,586,683 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2	1
Common stock issuable, 0 and 368,907 shares as of September 30, 2023 and December 31, 2022, respectively	—	1,885
Additional paid-in capital	276,160	241,117
Accumulated deficit	(295,205)	(262,486)
Total Stockholders’ (Deficit) Equity	(19,043)	(19,483)
Total Liabilities and Stockholders’ (Deficit) Equity	$2,218	$13,290

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenue - related party	$31	$48	$97	$118

Operating expenses:
Research and development	5,496	8,866	35,267	35,589
General and administrative	2,236	1,846	6,809	6,218
Total operating expenses	7,732	10,712	42,076	41,807
Loss from operations	(7,701)	(10,664)	(41,979)	(41,689)

Other income
Interest income	7	52	81	87
Gain on common stock warrant liabilities	1,970	—	9,179	—
Total other income	1,977	52	9,260	87
Net Loss	$(5,724)	$(10,612)	$(32,719)	$(41,602)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(0.29)	$(1.20)	$(2.07)	$(4.78)

Basic and diluted weighted average number of common shares outstanding	19,988,079	8,856,750	15,842,693	8,705,529

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Stockholders’ (Deficit) Equity

(in thousands, except share amounts)

(Unaudited)

For the Three Months Ended September 30, 2023

					Common	Additional		Total
	Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	(Deficit) Equity
Balances at June 30, 2023	700,000	$—	17,238,393	$2	$—	$266,209	$(289,481)	$(23,270)
Issuance of common shares, net of offering costs - Registered direct offering	—	—	2,427,186	—	—	9,011	—	9,011
Issuance of common shares - Founders Agreement	—	—	80,906	—	—	251	—	251
Stock-based compensation expense	—	—	—	—	—	689	—	689
Exercise of prefunded and common stock warrants	—	—	1,956,062	—	—	—	—	—
Net loss	—	—	—	—	—	—	(5,724)	(5,724)
Balances at September 30, 2023	700,000	$—	21,702,547	$2	$—	$276,160	$(295,205)	$(19,043)

For the Nine Months Ended September 30, 2023

					Common	Additional		Total
	Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	(Deficit) Equity
Balances at December 31, 2022	700,000	$—	9,586,683	$1	$1,885	$241,117	$(262,486)	$(19,483)
Issuance of common shares, net of offering costs - Registered direct offering	—	—	6,957,186	1	—	30,124	—	30,125
Issuance of common shares - Founders Agreement	—	—	609,433	—	(1,885)	2,694	—	809
Stock-based compensation expense	—	—	1,101,098	—	—	2,225	—	2,225
Exercise of prefunded and common stock warrants	—	—	3,448,147	—	—	—	—	—
Net loss	—	—	—	—	—	—	(32,719)	(32,719)
Balances at September 30, 2023	700,000	$—	21,702,547	$2	$—	$276,160	$(295,205)	$(19,043)

For the Three Months Ended September 30, 2022

					Common	Additional		Total
	Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	(Deficit) Equity
Balances at June 30, 2022	700,000	$—	8,490,575	$1	$—	$238,313	$(230,852)	$7,462
Issuance of common shares, net of offering costs - At-the-market offering	—	—	85,227	—	—	1,008	—	1,008
Issuance of common shares- Founders Agreement	—	—	2,130	—	—	26	—	26
Stock-based compensation expense	—	—	6,500	—	—	781	—	781
Net loss	—	—	—	—	—	—	(10,612)	(10,612)
Balances at September 30, 2022	700,000	$—	8,584,432	$1	$—	$240,128	$(241,464)	$(1,335)

For the Nine Months Ended September 30, 2022

					Common	Additional		Total
	Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	(Deficit) Equity
Balances at December 31, 2021	700,000	$—	7,757,440	$1	$6,598	$223,009	$(199,862)	$29,746
Issuance of common shares, net of offering costs - At-the-market offering	—	—	515,792	—	—	9,695	—	9,695
Issuance of common shares - Founders Agreement	—	—	225,035	—	(6,598)	6,837	—	239
Stock-based compensation expense	—	—	151,022	—	—	2,285	—	2,285
Net settlement of shares withheld for payment of employee taxes	—	—	(64,857)	—	—	(1,698)	—	(1,698)
Net loss	—	—	—	—	—	—	(41,602)	(41,602)
Balances at September 30, 2022	700,000	$—	8,584,432	$1	$—	$240,128	$(241,464)	$(1,335)

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the nine months ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(32,719)	$(41,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,225	2,285
Issuance of common shares - Founders Agreement	809	239
Gain on common stock warrant liabilities	(9,179)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	734	(118)
Other receivables - related party	42	(31)
Accounts payable and accrued expenses	(4,243)	(3,075)
Accounts payable and accrued expenses - related party	1,574	48
Net cash used in operating activities	(40,757)	(42,254)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares - Registered direct offerings	33,621	—
Payment of offering costs for the issuance of common shares - Registered direct offerings	(3,160)	—
Proceeds from issuance of common shares - At-the-market offering	—	9,939
Payment of offering costs for the issuance of common shares - At-the-market offering	—	(244)
Net settlement of shares withheld for payment of employee taxes	—	(1,698)
Net cash provided by financing activities	30,461	7,997

Net decrease in cash and cash equivalents	(10,296)	(34,257)
Cash and cash equivalents at beginning of period	12,068	54,735
Cash and cash equivalents at end of period	$1,772	$20,478

Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$1,885	$6,598
Issuance of common shares - Registered direct offering (offering costs incurred but not paid)	$336	$—

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

Liquidity, Capital Resources and Going Concern

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2023, the Company had an accumulated deficit of $295.2 million.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

In October 2023, the Company entered into an inducement offer letter agreement (“October 2023 Inducement”) with a holder of certain of its existing warrants to exercise for cash an aggregate of 6,325,354 shares of the Company’s common stock at a reduced exercise price of $1.76 per share. The warrants were issued to the holder on December 16, 2022 with an exercise price of $4.075 per share and on February 22, 2023 with an exercise price of $5.00 per share as part of registered direct offerings. The shares of common stock issuable upon exercise of the warrants were registered pursuant to effective registration statements on Form S-3 (File No. 333-251005) and Form S-3 (File No. 333-270474), respectively. As part of the October 2023 Inducement, the Company agreed to issue new unregistered Series A Warrants to purchase up to 6,325,354 shares of Common Stock and new unregistered Series B Warrants to purchase up to 6,325,354 shares of Common Stock (collectively, the “October 2023 Common Stock Warrants”). The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $1.51 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire twenty-four months following the issuance date. The total gross proceeds from the offering were approximately $11.1 million with net proceeds of approximately $10.0 million after deducting approximately $1.1 million in commissions and other transaction costs.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

such as partnerships cannot be considered probable at this time because these plans are not entirely within the Company’s control nor have these plans been approved by the Board of Directors as of the date of these financial statements.

The Company believes, assuming no business or corporate development transactions are consummated, that its cash and cash equivalents are only sufficient to fund its operating expenses into the first quarter of 2024. Accordingly, the Company intends to continue its active discussions with third party pharmaceutical and biotechnology companies to evaluate potential partnerships or other types of corporate development transactions, including strategic mergers. The Company’s expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these financial statements are issued. Management’s plans to alleviate the conditions that raise substantial doubt include reduced 2023 and 2024 spending, including projected savings through delaying the development timelines of certain programs, the pursuit of additional cash resources through public or private equity or debt financings, and potential partnerships or other corporate development transactions. Management has concluded that the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements. The Company’s estimate as to how long it expects its existing cash to be able to continue to fund its operations is based on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. Further, changing circumstances, some of which may be beyond its control, could cause the Company to consume capital faster than it currently anticipates, and it may need to seek additional funds sooner than planned. The Company cannot be certain that additional funding will be available to it on acceptable terms, or at all.

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

In addition, because some of the restricted stock, restricted stock units and options issued to employees, directors and consultants vest upon achievement of certain milestones, the total expense is uncertain. Compensation expense for such awards that vest upon the achievement of milestones is recognized when the achievement of such milestones occurs.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. For tax positions that are more likely than not to be sustained upon audit, the Company recognizes the largest amount with a greater than 50% likelihood of being realized. The Company does not recognize any portion of the benefit for tax positions that are not more likely than not to be sustained upon audit. As of September 30, 2023 and December 31, 2022, the Company determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset.

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The following table summarizes potentially dilutive securities outstanding at September 30, 2023 and 2022 that were excluded from the computation of diluted net loss per share, as they would be anti-dilutive:

	September 30,
	2023	2022
Warrants (Note 6)	23,392,796	1,249
Stock options (Note 6)	127,000	27,000
Unvested restricted stock (Note 6)	1,331,286	393,521
Unvested restricted stock units (Note 6)	619,884	85,000
Total	25,470,966	506,770

Comprehensive Loss

The Company has no components of comprehensive loss other than net loss. Thus, comprehensive loss is the same as net loss for the periods presented.

Recently Issued Accounting Pronouncements

During the nine-month period ended September 30, 2023, there were no new accounting pronouncements or updates to recently issued accounting pronouncements as disclosed in the Company’s Form 10-K for the year ended December 31, 2022 that affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

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

In connection with the license agreement with Dana-Farber, the Company entered into a collaboration agreement with TGTX, which was amended and restated in June 2019, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

the field of hematological malignancies, while the Company retains the right to develop and commercialize these antibodies in solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Effective September 30, 2023, the Company and TGTX agreed to mutually terminate the collaboration agreement. For the three months ended September 30, 2023 and 2022, the Company recognized approximately $10,000 and $7,000, respectively, in revenue related to the collaboration agreement in the Condensed Statements of Operations. For the nine months ended September 30, 2023 and 2022, the Company recognized approximately $51,000 and $54,000, respectively, in revenue related to the collaboration agreement in the Condensed Statements of Operations.

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

In connection with the license agreement with Jubilant, the Company entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retains the right to develop and commercialize these compounds in the field of solid tumors. Effective September 30, 2023, the Company and TGTX agreed to mutually terminate the sublicense agreement. For the three months ended September 30, 2023 and 2022, the Company recognized approximately $21,000 and $41,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations. For the nine months ended September 30, 2023 and 2022, the Company recognized approximately $45,000 and $64,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The collaborations with TGTX each contained single material performance obligations under Topic 606, which was the granting of a license that is functional intellectual property. The Company’s performance obligations were satisfied at the point in time when TGTX had the ability to use and benefit from the right to use the intellectual property. The performance obligations of the original agreements were satisfied prior to the adoption of Topic 606. The performance obligation of the amendment to the collaboration agreement was satisfied in June 2019.

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

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of the Company’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of its Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. The MSA shall be automatically extended for additional five-year periods unless Fortress or the Company provides notice to the other party of its desire not to automatically extend the term. For the three months ended September 30, 2023 and 2022, the Company recognized $125,000, respectively, in expense on its Condensed Statements of Operations related to the MSA. For the nine months ended September 30, 2023 and 2022, the Company recognized $375,000, respectively, in expense on its Condensed Statements of Operations related to the MSA.

Caribe BioAdvisors, LLC

In December 2016, the Company entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. In June 2023, Mr. Weiss assigned the agreement to Hawkins BioVentures, LLC. For the three months ended September 30, 2023 and 2022, the Company recognized approximately $28,000 in expense in its Condensed Statements of Operations related to the advisory agreement, including approximately $13,000 in expense related to annual equity incentive grants. For the nine months ended September

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

30, 2023 and 2022, the Company recognized approximately $83,000, respectively, in expense in its Condensed Statements of Operations related to the advisory agreement, including approximately $37,000 in expense related to annual equity incentive grants.

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

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of September 30, 2023, and December 31, 2022, there was no litigation against the Company.

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

As of September 30, 2023 and December 31, 2022, there were 700,000 shares of Class A common stock held by Fortress. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stockholders are entitled to a number of votes per share equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

As of September 30, 2023, approximately $8.7 million of securities remain available for sale under the November 2020 Form S-3.

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

As of September 30, 2023, all the Pre-Funded Warrants from the May 2023 Registered Direct Offering and the July 2023 Registered Direct Offering were fully exercised.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

As of September 30, 2023, approximately $91.7 million of securities remain available for sale under the March 2023 Form S-3.

Pursuant to the Founders Agreement, the Company issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the registered direct offerings noted above. Accordingly, the Company issued 240,526 shares of common stock to Fortress and recorded expense of approximately $0.8 million related to this issuance, which is included in general and administrative expenses in the Company’s Condensed Statements of Operations for the nine months ended September 30, 2023.

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

As of September 30, 2023, 3,496,830 shares are available for issuance under the 2015 Incentive Plan.

Restricted Stock Awards

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activity for the nine months ended September 30, 2023:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested at December 31, 2022	378,897	$26.15
Granted	1,103,698	2.33
Forfeited	(45,100)	6.89
Vested	(106,209)	24.78
Non-vested at September 30, 2023	1,331,286	$7.16

As of September 30, 2023, there was $3.0 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.9 years. This amount does not include, as of September 30, 2023, 196,733 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense for time-based vesting awards is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured at grant date and recorded if and when it is probable that the milestone will be achieved.

Restricted Stock Units

The following table summarizes restricted stock units activity for the nine months ended September 30, 2023:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested at December 31, 2022	85,000	$10.50
Granted	577,384	2.25
Vested	(42,500)	10.50
Non-vested at September 30, 2023	619,884	$2.82

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

As of September 30, 2023, all restricted stock units outstanding are performance-based and vest upon achievement of certain corporate milestones. The expense for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Stock Options

The following table summarizes stock option award activity for the nine months ended September 30, 2023:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Stock Options	Exercise Price	(in years)
Outstanding as of December 31, 2022	27,000	$31.35	6.44
Granted	100,000	2.81
Outstanding as of September 30, 2023	127,000	$8.88	8.85
Vested and exercisable as of September 30, 2023	19,500	$24.68	6.29

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

Warrants

A summary of warrant activities for the nine months ended September 30, 2023 is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Warrants	Exercise Price	(in years)
Outstanding as of December 31, 2022	4,357,597	$3.37	3.26
Granted	22,483,346	2.89
Exercised	(3,448,147)	—
Outstanding as of September 30, 2023	23,392,796	$3.40	2.88

Upon the exercise of warrants, the Company will issue new shares of its common stock.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Research and development	$304	$276	$881	$752
General and administrative	385	505	1,344	1,533
Total stock-based compensation expense	$689	$781	$2,225	$2,285

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

The Company revalued the December 2022 Common Stock Warrants and Placement Agent Warrants at September 30, 2023 using the Black-Scholes Model. This resulted in a decrease in common stock warrant liability of $9.2 million, with an offsetting gain recorded to gain on common stock warrant liabilities in the Condensed Statements of Operations.

Common Stock
Warrant
Liabilities
Common Stock Warrant liabilities at December 31, 2022	$11,170
Change in fair value of Common Stock Warrant liabilities	(9,179)
Common Stock Warrant liabilities at September 30, 2023	$1,991

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The Company used the Black-Scholes Model for determining the estimated fair value of the common stock warrant liabilities. A summary of the weighted average (in aggregate) significant unobservable inputs used in measuring the warrant liability is determined using Level 3 inputs as follows:

	September 30,	December 31,
Series A Warrants	2023	2022
Exercise price	$4.08	$4.08
Volatility	91.4%	89.4%
Expected life	4.2	5.0
Risk-free rate	4.6%	4.0%
Dividend yield	—	—

	September 30,	December 31,
Series B Warrants	2023	2022
Exercise price	$4.08	$4.08
Volatility	102.8%	82.4%
Expected life	0.7	1.5
Risk-free rate	5.5%	4.7%
Dividend yield	—	—

	September 30,	December 31,
Placement Agent Warrants	2023	2022
Exercise price	$5.41	$5.41
Volatility	91.4%	89.4%
Expected life	4.2	5.0
Risk-free rate	4.6%	4.0%
Dividend yield	—	—

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 8 - Accounts Payable and Accrued Expenses

At September 30, 2023 and December 31, 2022, accounts payable and accrued expenses consisted of the following ($ in thousands):

	September 30,	December 31,
	2023	2022
Accounts payable	$7,957	$11,535
Accrued compensation	1,016	1,195
Accrued Research and development	7,060	7,289
Other	357	278
Total accounts payable and accrued expenses	$16,390	$20,297

Note 9 – Subsequent Events

In October 2023, the Company entered into an inducement offer letter agreement with a holder of certain of its existing warrants to exercise for cash an aggregate of 6,325,354 shares of the Company’s common stock at a reduced exercise price of $1.76 per share. The warrants were issued to the holder on December 16, 2022 with an exercise price of $4.075 per share and on February 22, 2023 with an exercise price of $5.00 per share as part of registered direct offerings. The shares of common stock issuable upon exercise of the warrants were registered pursuant to effective registration statements on Form S-3 (File No. 333-251005) and Form S-3 (File No. 333-270474), respectively. As part of the October 2023 Inducement, the Company agreed to issue new unregistered Series A Warrants to purchase up to 6,325,354 shares of Common Stock and new unregistered Series B Warrants to purchase up to 6,325,354 shares of Common Stock. The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $1.51 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire twenty-four months following the issuance date. The total gross proceeds from the offering were approximately $11.1 million with net proceeds of approximately $10.0 million after deducting approximately $1.1 million in commissions and other transaction costs.

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

We have also entered into various collaboration agreements with TG Therapeutics, Inc. (“TGTX”), a related party, to develop and commercialize certain assets in connection with our licenses in the field of hematological malignancies, while we retain the right to develop and commercialize these assets in solid tumors. Effective September 30, 2023, the Company and TGTX agreed to mutually terminate these collaborations.

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2023, we have an accumulated deficit of $295.2 million.

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

Accounting Pronouncements

During the three-month period ended September 30, 2023, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2022 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

Revenue

For the three months ended September 30, 2023, revenue was approximately $31,000 compared to approximately $48,000 for the three months ended September 30, 2022, a decrease of approximately $17,000. The current and prior period revenue consisted of patent fees related to our collaborations with TGTX.

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

For the three months ended September 30, 2023, research and development expenses were approximately $5.5 million, compared to $8.9 million for the three months ended September 30, 2022, a decrease of $3.4 million. The current period research and development expenses primarily consisted of $2.0 million related to manufacturing costs for cosibelimab as we prepare for a potential commercial launch, $1.6 million related to clinical costs for the CK-301-101 study, $1.3 million related to salary expenses, and $0.3 million related to stock compensation expense. The prior period research and development expenses primarily consisted of $2.7 million related to clinical costs for our product candidates, including for the Conterno Study, which was completely wound down in 2023, $3.6 million related to manufacturing costs for validation work for cosibelimab in preparation for a BLA filing, $0.7 million related to regulatory expenses, $1.2 million related to salary expenses, and $0.3 million related to stock compensation expense.

We anticipate our research and development expenses will increase for the remainder of 2023 due to continued inventory build of cosibelimab to support a potential launch in 2024.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities, marketing and facilities-related expenses.

For the three months ended September 30, 2023, general and administrative expenses were approximately $2.2 million, compared to $1.8 million for the three months ended September 30, 2022, an increase of $0.4 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $0.4 million, $0.4 million related to salary expenses, $0.5 million related to legal and accounting fees, $0.1 million related to investor relation fees, $0.1 million related to marketing costs, and $0.2 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock. The prior period general and administrative expenses primarily consisted of stock compensation expense of $0.5 million, $0.4 million related to salary expenses, $0.3 million related to legal and accounting fees, and $0.1 million related to investor relation fees.

We anticipate our general and administrative expenses will remain relatively consistent for the remainder of 2023.

Interest Income

For the three months ended September 30, 2023, interest income was approximately $7,000 compared to approximately $52,000 for the three months ended September 30, 2022, a decrease of approximately $45,000. The increase was due to a lower cash balance in the current period which generated less interest income.

Gain on Common Stock Warrant Liabilities

For the three months ended September 30, 2023, the gain on common stock warrant liabilities was approximately $2.0 million. The gain on common stock warrant liabilities is comprised of the fair value remeasurement of the common stock warrant liabilities on September 30, 2023 associated with the registered direct offering we completed in December 2022. We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. There was no comparable expense for the three months ended September 30, 2022.

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

Comparison of the Nine Months Ended September 30, 2023 and 2022

Revenue

For the nine months ended September 30, 2023, revenue was approximately $97,000 compared to approximately $118,000 for the nine months ended September 30, 2022, a decrease of approximately $21,000. The current and prior period revenue consisted of patent fees related to our collaborations with TGTX.

Research and Development Expenses

For the nine months ended September 30, 2023, research and development expenses were approximately $35.3 million, compared to $35.6 million for the nine months ended September 30, 2022, a decrease of $0.3 million. The current period research and development expenses primarily consisted of $17.7 million related to commercial manufacturing costs and inventory build, which is expensed prior to approval, to support a potential 2024 launch, $5.5 million related to clinical costs for our product candidates, $3.5 million related to regulatory expenses, including $3.2 million for the PDUFA fee to the FDA for the BLA filing for cosibelimab in the first quarter of 2023, $3.9 million related to salary expenses, and $0.9 million related to stock compensation expense. The prior period research and development expenses primarily consisted of $10.1 million related to clinical costs for our product candidates, including for the Conterno Study, which was completely wound down in 2023, $18.2 million related to manufacturing costs for validation work for cosibelimab in preparation for a BLA filing, $1.7 million related to regulatory expenses, $3.3 million related to salary expenses, and $0.8 million related to stock compensation expense.

General and Administrative Expenses

For the nine months ended September 30, 2023, general and administrative expenses were approximately $6.8 million, compared to $6.2 million for the nine months ended September 30, 2022, an increase of $0.6 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $1.3 million, $1.2 million related to salary expenses, $1.4 million related to legal and accounting fees, $0.3 million related to investor relation fees, $0.1 million related to marketing costs, and $0.8 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock. The prior period general and administrative expenses primarily consisted of stock compensation expense of $1.5 million, $1.2 million related to salary expenses, $1.0 million related to legal and accounting fees, $0.3 million related to marketing costs, $0.3 million related to investor relation fees and $0.2 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock.

Interest Income

For the nine months ended September 30, 2023, interest income was approximately $81,000 compared to approximately $87,000 for the nine months ended September 30, 2022, a decrease of approximately $6,000. The decrease was due to a lower cash balance in the current period which generated less interest income.

Gain on Common Stock Warrant Liabilities

For the nine months ended September 30, 2023, the gain on common stock warrant liabilities was approximately $9.2 million. The gain on common stock warrant liabilities is comprised of the fair value remeasurement of the common stock warrant liabilities on September 30, 2023 associated with the registered direct offering we completed in December 2022.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2023, we had an accumulated deficit of $295.2 million.

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

In July 2023, we closed on a registered direct offering for the issuance and sale of an aggregate of 2,427,186 shares of our common stock at a purchase price of $3.09 per share. In addition, the offering included 809,062 shares of common stock in the form of Pre-Funded Warrants at a price of $3.0899. The common stock and the Pre-Funded Warrants were sold together with Series A warrants to purchase up to 3,236,248 shares of common stock and Series B warrants to purchase up to 3,236,248 shares of common stock. The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $2.84 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The total gross proceeds from the offering were approximately $10.0 million with net proceeds of approximately $9.1 million after deducting approximately $0.9 million in commissions and other transaction costs.

In October 2023, we entered into an inducement offer letter agreement with a holder of certain of our existing warrants to exercise for cash an aggregate of 6,325,354 shares of our common stock at a reduced exercise price of $1.76 per share. The warrants were issued to the holder on December 16, 2022 with an exercise price of $4.075 per share and on February 22, 2023 with an exercise price of $5.00 per share as part of registered direct offerings. The shares of common stock issuable upon exercise of the warrants were registered pursuant to effective registration statements on Form S-3 (File No. 333-251005) and Form S-3 (File No. 333-270474), respectively. As part of the inducement, we agreed to issue new unregistered Series A Warrants to purchase up to 6,325,354 shares of Common Stock and new unregistered Series B Warrants to purchase up to 6,325,354 shares of Common Stock. The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $1.51 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire twenty-four months following the issuance date. The total gross proceeds from the offering were approximately $11.1 million with net proceeds of approximately $10.0 million after deducting approximately $1.1 million in commissions and other transaction costs.

Our major sources of cash have been proceeds from the sale of equity securities. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments.

We believe, assuming no business or corporate development transactions are consummated, that our cash and cash equivalents are only sufficient to fund our operating expenses into the first quarter of 2024. We will need to secure additional funds through equity or debt offerings, or other potential sources such as partnerships to fully develop and commercialize, if approved, our product candidates. Accordingly, we intend to continue our active discussions with third party pharmaceutical and biotechnology companies to evaluate potential partnerships or other types of corporate development transactions, including strategic mergers. Our estimate as to how long we expect our existing cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We cannot be certain that additional funding will be available on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern.

Cash Flows for the Nine Months Ended September 30, 2023 and 2022

Operating Activities

Net cash used in operating activities was approximately $40.8 million for the nine months ended September 30, 2023, compared to approximately $42.3 million for the nine months ended September 30, 2022. The decrease in net cash used in operating activities was primarily related to changes in accounts payable and accrued expenses in the current period compared to the prior period.

Investing Activities

There were no investing activities for the nine months ended September 30, 2023 and 2022.

Financing Activities

Net cash provided by financing activities was $30.5 million for the nine months ended September 30, 2023, compared to $8.0 million for the nine months ended September 30, 2022. Cash provided by financing activities in the current period was related to the net proceeds from the issuance of common shares as part of our registered direct offerings. The prior period amount was related to the net proceeds from the issuance of common shares as part of our At-the-Market Issuance Sales Agreement offerings, partially offset by cash paid for taxes related to the net settlement of shares for employee stock vesting.

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

With respect to the quarter ended September 30, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014 and have an accumulated deficit of $295.2 million as of September 30, 2023. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development, and resulting regulatory approval request submissions, of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building a commercial organization to address certain markets. We will require additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. We believe, assuming no business or corporate development transactions are consummated, that our cash and cash equivalents are only sufficient to fund our operating expenses into the first quarter of 2024. Accordingly, we intend to continue our active discussions with third party pharmaceutical and biotechnology companies to evaluate potential partnerships or other types of corporate development transactions, including strategic mergers.

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

Our unaudited condensed financial statements as of September 30, 2023 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of September 30, 2023, we had cash and cash equivalents of $1.8 million and an accumulated deficit of $295.2 million. We do not believe that our cash and cash equivalents are sufficient for the next twelve months. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining debt or equity financings or other arrangements. Our future success depends on our ability to raise capital. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations. Additionally, we intend to continue our active discussions with third party pharmaceutical and biotechnology companies to evaluate potential partnerships or other types of corporate development transactions, including strategic mergers.

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

Risks Related to Reliance on Third Parties

We have contracted or intend to contract with third parties for the manufacture of our approved products, if any. If such contract manufacturer fails to timely produce sufficient product volume, to pass regulatory inspections, or to comply with applicable regulations, the commercialization of our product candidates may be delayed, we may be unable to meet market demand, and we may lose potential revenues.

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

Any failure to pass regulatory inspections or comply with applicable regulations may result in fines and civil penalties, suspension of production, restrictions on imports and exports, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval, and would limit the availability of our product and customer confidence in our product. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, potential for breach of contract claims, damage to our reputation and potential for product liability claims.

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

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical studies are conducted in accordance with good laboratory practices (“GLPs”) as appropriate. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices (“GCPs”), for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of our clinical research organizations or other third-party vendors, institutions or investigators fail to pass regulatory inspections or fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

The facilities used by our third-party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA or BLA to the FDA. We are required by law to establish adequate oversight and control over raw materials, components and finished products furnished by our third-party manufacturers, but we do not control the day-to-day manufacturing operations of, and are dependent on, our third-party manufacturers for compliance with cGMP regulations for manufacture of our product candidates. Third-party manufacturers may not be able to comply with the cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations and pass regulatory inspections could result in sanctions being imposed on us, including clinical holds, fines, injunctions, restrictions on imports and exports, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

Our contract manufacturer for cosibelimab has received certain observations from the FDA on Form 483 related to a recent multi-sponsor on-site inspection. While we believe the manufacturer will adequately respond to and address the observations during our BLA review timeline, there is no guarantee that the FDA will agree with the response and remediations in a timely manner or at all, which could negatively impact our ability to obtain regulatory approval for cosibelimab or obtain approval within projected timelines. Any delays in approval will increase our costs and could delay or impede our ability to commence product sales and generate revenues.

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

Risks Related to Conflicts of Interest

The Chairman of our Board of Directors is also the Executive Chairman, President and Chief Executive Officer of TGTX, with whom we formerly had a collaboration agreement and a sublicense agreement, both of which were terminated as of September 30, 2023.

In connection with our license agreement with Dana-Farber and Adimab, we entered into a collaboration agreement with TGTX to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs, including cosibelimab, in the field of hematological malignancies. Michael S. Weiss, our Chairman of the Board of Directors, is also the Executive Chairman, President and Chief Executive Officer of TGTX. As such, certain conflicts of interest may arise between us and TGTX. Those conflicts will have to be resolved by our officers and directors who are unaffiliated with TGTX, and also by officers and directors of TGTX who are unaffiliated with us. This may lead to less than desirable complications and costs to both companies, which could harm our results of operations.

In connection with our license agreement with Jubilant, we entered into a sublicense agreement with TGTX to develop and commercialize the Jubilant family of patents covering compounds that inhibit BET proteins such as BRD4, including CK-103, in the field of hematological malignancies. As such, certain conflicts of interest may arise between us and TGTX. Those conflicts will have to be resolved by our officers and directors who are unaffiliated with TGTX, and also by officers and directors of TGTX who are unaffiliated with us. This may lead to less than desirable complications and costs to both companies, which could harm our results of operations.

Effective September 30, 2023, the Company and TGTX agreed to mutually terminate these collaborations.

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

31.1

Certification of Principal Executive Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2023.*

31.2

Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2023.*

32.1

Certification of Principal Executive Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 13, 2023.*

32.2

Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 13, 2023.*

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Checkpoint Therapeutics, Inc.
(Registrant)
Date: November 13, 2023	By:	/s/ James F. Oliviero
James F. Oliviero
President and Chief Executive Officer
(Principal Executive Officer)