Form 10-K
period 2023-12-31
Checkpoint Therapeutics, Inc.
filed 2024-03-22
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

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

As of June 30, 2023, the last business day of the registrant’s mostly recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $33,088,814 based upon the closing sale price of our common stock of $2.47 on that date. Common stock held by each officer and director and by each person known to own in excess of 5% of outstanding shares of our common stock has been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status in not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of March 19, 2024
Class A Common Stock, $0.0001 par value	700,000
Common Stock, $0.0001 par value	34,986,279

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

CHECKPOINT THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect,” “will,” “could,” “project,” “intend” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

●	expectations for increases or decreases in expenses;
●	expectations for the clinical and preclinical development, manufacturing, regulatory approval, and commercialization of our pharmaceutical product candidates or any other products we may acquire or in-license;
●	use of clinical research centers and other contractors;
●	expectations as to the timing of commencing or completing preclinical and clinical trials and the expected outcomes of those trials, including the novel coronavirus (“COVID-19”) pandemic’s or other crises’ potentials to negatively affect the hospitals and clinical sites in which we may conduct any of our clinical trials, and patients’ willingness to access those sites to continue the trials;
●	intention to use data from our ongoing Phase 1 clinical trial of cosibelimab to support the submissions of one or more U.S. Biologics License Applications (“BLAs”) and relatedly, our assumption that exclusively foreign clinical data may be acceptable to support marketing approval under U.S. Food and Drug Administration (“FDA”) regulations;
●	ability to work with our third-party contract manufacturer and the FDA to address the issues raised in the cosibelimab complete response letter and execute on a pathway forward for the potential approval of cosibelimab for the treatment of patients with metastatic or locally advanced cutaneous squamous cell carcinoma who are not candidates for curative surgery or radiation, and our projections of BLA resubmission and regulatory review timelines;
●	expectations regarding the potential differentiation of cosibelimab, including a potentially favorable study profile as compared to the currently available anti-PD-1 therapies, the two-fold mechanism of action of cosibelimab translating into potential enhanced efficacy, and the projections of publication and regulatory submission timelines;
●	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;
●	expectations for generating revenue or becoming profitable on a sustained basis;
●	expectations or ability to enter into marketing and other partnership agreements;
●	expectations or ability to enter into product acquisition and in-licensing transactions;
●	expectations or ability to build a commercial infrastructure to manufacture, market and sell our product candidates;
●	expectations for the acceptance of our products by doctors, patients or payors;
●	ability to compete against other companies and research institutions;
●	ability to secure adequate protection for our intellectual property;
●	ability to attract and retain key personnel;
●	ability to obtain reimbursement for our products;
●	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;
●	stock price and the volatility of the equity markets;
●	expected losses; and
●	expectations for future capital requirements.

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

PART I

Item 1.     Business

OVERVIEW

We are a clinical-stage immunotherapy and targeted oncology company focused on the acquisition, development and commercialization of novel treatments for patients with solid tumor cancers. We are evaluating our lead antibody product candidate, cosibelimab, an anti-programmed death-ligand 1 (“PD-L1”) antibody licensed from the Dana-Farber Cancer Institute (“Dana-Farber”), in an ongoing global, open-label, multicohort Phase 1 clinical trial in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including ongoing cohorts in locally advanced and metastatic cutaneous squamous cell carcinoma (“CSCC”) intended to support one or more applications for marketing approval. Based on top-line and interim results in metastatic and locally advanced CSCC, respectively, we submitted a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for these indications in January 2023. On December 15, 2023, the FDA issued a complete response letter (“CRL”) for the cosibelimab BLA for the treatment of patients with metastatic or locally advanced CSCC who are not candidates or curative surgery or radiation. The CRL only cites findings that arose during a multi-sponsor inspection of our third-party contract manufacturing organization as approvability issues to address in a resubmission. Following resolution of the inspection issues at the third-party contract manufacturing organization raised in the CRL, a resubmission of the BLA is planned to support the marketing approval of cosibelimab. In addition, we are evaluating our lead small-molecule, targeted anti-cancer agent, olafertinib, a third-generation epidermal growth factor receptor (“EGFR”) inhibitor, as a potential new treatment for patients with EGFR mutation-positive non-small cell lung cancer (“NSCLC”).

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

In July 2023, we announced longer-term results for cosibelimab from its pivotal studies in locally advanced and metastatic CSCC. These results demonstrated a deepening of response over time, resulting in complete response rates of 26% and 13% in locally advanced and metastatic CSCC, respectively. Additionally, the confirmed ORR in metastatic CSCC increased to 50.0% based on independent central review using RECIST 1.1. Furthermore, responses continue to remain durable over time with the median duration of response not yet reached in either group. Updated safety data across 247 patients enrolled and treated with cosibelimab in all cohorts of the ongoing study remain consistent with those previously reported.

We have also entered into various collaboration agreements with TG Therapeutics, Inc. (“TGTX”), a related party, to develop and commercialize certain assets in connection with our licenses in the field of hematological malignancies, while we retain the right to develop and commercialize these assets in solid tumors. Effective September 30, 2023, the Company and TGTX agreed to mutually terminate these collaborations, with full rights reverting back to us.

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2023, we have an accumulated deficit of $314.3 million.

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

PRODUCTS UNDER DEVELOPMENT

Immuno-Oncology Agents

Cosibelimab (Anti-PD-L1) Program

Cosibelimab is a fully human monoclonal antibody of IgG1 subtype that directly binds to PD-L1 and blocks the PD-L1 interaction with the Programmed Death Receptor-1 (“PD-1”) and B7.1 receptors. Cosibelimab’s primary mechanism of action is based on the inhibition of the interaction between PD-L1 and its receptors PD-1 and B7.1, which removes the suppressive effects of PD-L1 on anti-tumor CD8+ T-cells to restore the cytotoxic T cell response. Additionally, cosibelimab has a functional Fc domain that may be capable of inducing antibody-dependent cellular cytotoxicity (“ADCC”) and complement-dependent cytotoxicity (“CDC”) against tumor cells.

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

We are initially developing cosibelimab in solid tumor oncology indications where studies of other PD-1/PD-L1 antibodies have shown to be effective. We licensed the exclusive worldwide rights to certain anti-PD-L1 antibodies from Dana-Farber in March 2015. Also in March 2015, we entered into a Global Collaboration Agreement with TGTX, a related party, to develop and commercialize anti-PD-L1 antibodies in the field of hematological malignancies. We retain the right to develop and commercialize our anti-PD-L1 antibodies in solid tumors. Effective September 30, 2023, the Company and TGTX agreed to mutually terminate these collaborations, with full rights reverting back to us.

We commenced a Phase 1, multi-center clinical study for cosibelimab in October 2017. The study is evaluating the safety and tolerability of ascending doses of cosibelimab in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers. Following completion of dose escalation in March 2018, multiple dose expansion cohorts were initiated, including ongoing cohorts in locally advanced and metastatic CSCC intended to support one or more applications for marketing approval. The primary endpoint is ORR, and secondary endpoints include duration of response, progression-free survival (“PFS”), and overall survival (“OS”). In January 2022, we announced top-line results from a cohort of this study with cosibelimab administered as a fixed dose of 800 mg every two weeks in patients with metastatic CSCC. The cohort met its primary endpoint, with cosibelimab demonstrating a confirmed ORR of 47.4% (95% CI: 36.0, 59.1) based on independent central review of 78 patients enrolled in the metastatic CSCC cohort using RECIST 1.1. In June 2022, we announced interim results from another cohort of this study with cosibelimab administered as a fixed dose of 800 mg every two weeks in patients with locally advanced CSCC that are not candidates for curative surgery or radiation. Cosibelimab demonstrated a confirmed ORR of 54.8% (95% CI: 36.0, 72.7) based on independent central review of 31 patients enrolled in the cohort. The design of the interim analysis incorporated feedback from the FDA and is intended to potentially support the approval of cosibelimab in this indication. In July 2023, we announced longer-term results for cosibelimab from its pivotal studies in locally advanced and metastatic CSCC. These results demonstrated a deepening of response over time, resulting in complete response rates of 26% and 13% in locally advanced and metastatic CSCC, respectively. Additionally, the confirmed ORR in metastatic CSCC increased to 50.0% based on independent central review. Furthermore, responses continue to remain durable over time with the median duration of response not yet reached in either group. Updated safety data across 247 patients enrolled and treated with cosibelimab in all cohorts of the ongoing study remain consistent with those previously reported.

Based on these results, we submitted a BLA to the FDA for cosibelimab in January 2023. On December 15, 2023, the FDA issued a CRL for the cosibelimab BLA for the treatment of patients with metastatic or locally advanced CSCC who are not candidates or curative surgery or radiation. The CRL only cites findings that arose during a multi-sponsor inspection of our third-party contract manufacturing organization as approvability issues to address in a resubmission. Following resolution of the inspection issues at the third-party contract manufacturing organization raised in the CRL, a resubmission of the BLA is planned to support the marketing approval of cosibelimab. We intend to seek a partner to submit a marketing authorization application (“MAA”) submission in Europe, as well as additional potential submissions in markets worldwide.

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

In May 2016, we entered into an exclusive license agreement with Jubilant Biosys Limited (“Jubilant”) to develop and commercialize novel compounds that inhibit BET bromodomains on a worldwide basis. Also in May 2016, we entered into a Sublicense Agreement with TGTX to develop and commercialize CK-103 in the field of hematological malignancies. We retained the right to develop and commercialize CK-103 in solid tumors. Effective September 30, 2023, the Company and TGTX agreed to mutually terminate the Sublicense Agreement. Currently, we have completed the required CMC, pharmacology and toxicology activities that we believe will support an IND application filing.

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

			Estimated
		Development	Completion	Estimated Cost to
Product Candidate	Target Indication(s)	Status	of Phase	Complete Phase
Cosibelimab	Locally advanced and metastatic cutaneous squamous cell carcinoma	Phase 1 registration-enabling	2024	$3 to $4 million

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

In March 2015, we licensed intellectual property related to certain antibodies from Dana-Farber. The intellectual property includes issued patents and pending patent applications in a number of countries. The issued patents and pending patent applications relate generally to compositions and methods of treatment involving antibodies against PD-L1, CAIX, and GITR.

The PD-L1 segment of the in-licensed portfolio from Dana-Farber includes two granted U.S. patents (U.S. Patent Nos. 9,828,434 and 10,604,581) directed to antibodies that bind to PD-L1 and methods of augmenting a patient’s immune response by administering an anti-PD-L1 antibody, respectively. The ‘434 patent is scheduled to expire October 4, 2033, and the ‘581 patent is scheduled to expire November 18, 2033, not including any patent term restorations, which might become available under the provisions of U.S. patent laws, based on regulatory delays associated with obtaining marketing approval. Two Australian (AU 2013326901 and AU 2018226425), one Japanese (JP 6461800), one South Korean (KR 101947702), one Israeli (IL 237737), one Mexican (MX 370848), two Colombian (CO 34878 and CO 39049), one Canadian (CA 2886433), and two Chinese (CN 104994873 and CN 10782719) counterpart patents have issued, as well as registration of the two Chinese patents in Hong Kong (HK 1211223 and HK 1253723). Additional international counterpart applications are pending in Canada and China. The issued international patents and any patents maturing from these pending applications will expire no sooner than October 2033. Checkpoint has also licensed from Dana-Farber a further anti-PD-L1 antibody portfolio that claims variants of the antibodies disclosed in the earlier-filed in-licensed family. This additional portfolio includes PCT/US2020/062815, which was filed on December 2, 2020, and it had been nationalized in the US, Australia, Canada, Europe, and Japan. Any patents maturing from these pending applications will expire no sooner than December 2040.

In June 2016, Checkpoint also filed a company-owned U.S. provisional application (U.S. 62/356,105) directed to antibodies, including cosibelimab, and functional fragments thereof that bind to human PD-L1, and methods of inhibiting tumor cell proliferation in patients using such antibodies or functional fragments. The provisional application was converted into a PCT application (PCT/US2017/039810) in June 2017, and a U.S. non-provisional application (U.S. Appl. No. 15/636,610) was filed at the same time. This portfolio now includes two issued U.S. patents, U.S. Patent No. 10,590,199 and U.S. Patent No. 11,834,505. U.S. Patent No. 10,590,119 has claims directed to specific anti-PD-L1 antibodies, including cosibelimab, and fragments thereof, as well as methods of treating tumors/cancers with anti-PD-L1 antibodies and fragments thereof. U.S. Patent No. 11,834,505 has claims directed to treating cancer with anti-PD-L1 antibodies, including cosibelimab. Both of these patents (U.S. Patent Nos. 10,590,119 and 11,834,505) are scheduled to expire on May 31, 2038, not including any patent term restorations, which might become available under the provisions of U.S. patent laws, based on regulatory delays associated with obtaining marketing approval. A further U.S. application, U.S. Appl. No. 18/377,702, is currently pending. International counterpart patents have also granted in Israel (IL 263611), Japan (JP 7148414), South Korea (KR 10-2422411), Russia (RU 2749109), and Singapore (SG 11201810927Q), and additional applications are pending in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, New Zealand, Singapore and Thailand. Any patents maturing from these pending applications will expire no sooner than June 2037.

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

The GITR segment of the in-licensed portfolio from Dana-Farber includes an International Application No. PCT/US2015/054010, filed in October 2015, and International Application No. PCT/US2017/043504, filed in July 2017. All of the national stage applications claiming priority to PCT/US2015/054010 have lapsed; however, there is one granted patent (U.S. Patent No. 10,463,732) in this family. The ‘732 patent will not expire until at least October 2035, barring any patent term restorations that might become available under the provisions of U.S. patent laws. National stage applications claiming priority to PCT/US2017/043504 have resulted in one US patent (U.S. 11,046,777), one Chinese patent (CN 109689689), one Japanese patent (JP 7082967), one South Korean patent (KR 2534568), and one patent in Singapore (SG 11201900500T). This family also includes pending patent applications in the U.S. (U.S. Appl. No. 17/316,141), Australia, Brazil, Canada, Europe, Israel, New Zealand, Thailand, and Mexico. Any of these national stage applications that issue or grant as patents would expire no earlier than July 2037. U.S. 11,046,777 will not expire until at least July 2037, barring any patent term restorations that might become available under the provisions of the U.S. patent laws.

In March 2015, Fortress in-licensed intellectual property from NeuPharma, assigned to us by Fortress on the same date, which is directed to technology involving small molecules that are inhibitors of EGFR and kinase mutants, including the compound olafertinib. EGFR is a receptor tyrosine kinase of the ErbB family and is also known as “Her1” and “ErbB1.” The in-licensed patent estate includes six granted U.S. patents, a granted European patent, a granted patent in Hong Kong, a granted patent in Singapore, a granted patent in the Philippines, a granted Japanese patent, a granted South Korean patent, a granted Malaysian patent, three granted Australian patents, a granted New Zealand patent, two granted Israeli patents, a granted Mexican patent, a granted Russian patent, a granted Indian patent, a granted Canadian patent, and a granted Brazilian patent. U.S. Patent No. 9,550,770 is directed to a generic formula of small molecules of substituted quinazolines for inhibiting kinase activity, and also has a specific claim directed to the compound, olafertinib. The granted claims also cover pharmaceutically acceptable salts, pharmaceutical compositions, particular dosage forms and packaged goods. U.S. Patent No. 9,849,139 is directed to methods of inhibiting EGFR or an EGFR mutant in a subject in need thereof, comprising administering a therapeutically effective amount of the compounds of the ‘770 patent, including the compound, olafertinib. U.S. Patent No. 10,172,868 is directed to methods of treating non-small cell lung cancer with a specific list of compounds, including the compound, olafertinib. U.S. Patent No. 10,653,701 is directed to methods of treating cancer with a substituted quinazoline compound comprising an electrophilic group capable of forming a covalent bond with a nucleophile, which includes the compounds of the ‘868 patent (e.g., the compound, olafertinib). U.S. Patent No. 11,304,957 and U.S. Patent 11,865,120 are directed to processes for preparing compounds, including the compound, olafertinib. Additionally, there is a pending U.S. application in this family (U.S. Appl. No. 18/519,150). The granted foreign patents cover the compound, olafertinib, and a broad range of related compounds, salts, pharmaceutical compositions, including various dosage forms of such pharmaceutical compositions and certain uses of such compounds or salts thereof in treating cancer, a disorder mediated by EGFR, or NSCLC, either alone or in combination with an additional anti-cancer and/or cytotoxic agent. The term of granted U.S. and foreign patents runs to August 22, 2034, not including any patent term restorations in the U.S., which might become available under the provisions of U.S. patent laws, based on regulatory delays associated with obtaining marketing approval. Additional counterpart applications exist in jurisdictions around the world, including, Hong Kong, the Philippines, Singapore, South Korea, Malaysia, China and Europe. Any patents maturing from these pending applications would be scheduled to expire no sooner than August 2034. Checkpoint has also licensed from NeuPharma an additional international application, PCT/US2019/017117, which was filed on February 7, 2019, and it directed to additional EGFR inhibitors and methods of using the same. National stage applications claiming priority to PCT/US2019/017117 have resulted in one US patent (U.S. 11,465,975) and are pending in Australia, Canada, China, Europe, Hong Kong, the Philippines, Israel, Japan, South Korea, Singapore and New Zealand. Any of these national stage applications that issue or grant as patents would expire no earlier than February 2039.

In May 2016, we in-licensed intellectual property from Jubilant. Under the terms of the license agreement, Jubilant granted us exclusive, worldwide rights under Jubilant’s patents and know-how covering small molecule inhibitors of BET, specifically targeting BRD4, a member of the BET family, which is often required for the expression of c-Myc. The in-licensed patent estate includes two international (PCT) applications, filed in March 2016 (PCT/IN2016/050098) and September 2016 (PCT/IN2016/050300), respectively, which claim the benefit of two earlier-filed Indian provisional applications. This patent estate has four granted U.S. patents, two granted Indian patents, two granted Japanese patents, two granted Australian patents, two granted Russian patents, two granted Israeli patents, two granted patents in Hong Kong, two granted Chinese patents, two granted Mexican patents, two Brazilian patents, one South Korean patent, and two granted European patents that have each been validated across a broad range of European countries. National stage applications claiming priority to PCT/IN2016/050098 or PCT/IN2016/050300 are pending in Canada, South Korea, New Zealand, and Thailand. U.S. Patent No. 10,689,390, which is the U.S. national phase entry of PCT/IN2016/050098, is directed to a generic formula of small molecule BET inhibitors and specifically claims exemplified small molecule BET inhibitors. The granted claims of the ‘390 patent also cover pharmaceutical compositions. U.S. Patent No. 11,319,326, which is a divisional of the ‘390 patent, is directed to methods of treatment with the compounds claimed in the ‘390 patent, including inhibiting one or more BET family bromodomains in the cell and treating a proliferative disorder or cancer. U.S. Patent No. 10,689,395, which is the U.S. national phase entry of PCT/IN2016/050300, is directed to a generic formula of small molecule BET inhibitors that cover half of the exemplified small molecule BET inhibitors disclosed in PCT/IN2016/050300. The granted claims of the ‘395 patent also cover pharmaceutical compositions and a method of treating cancer. U.S. Patent No. 11,267,820, which is a divisional of the ‘395 patent, is directed to the remaining half of the exemplified compounds disclosed in PCT/IN2016/050300 and has claims similar to those granted from the ‘395 patent. Any patents maturing from this patent estate are expected to expire in 2036.

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

In addition to patent protection, we may utilize orphan drug designation or other provisions of the Food, Drug and Cosmetic Act of 1938, as amended (“FDCA”), to provide market exclusivity for certain of our product candidates. Orphan drug regulations provide incentives to pharmaceutical and biotechnology companies to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that exist in fewer than 200,000 individuals in the U.S., or diseases that affect more than 200,000 individuals in the U.S. but that the sponsor does not realistically anticipate will generate a net profit. Under these provisions, a manufacturer of a designated orphan drug can seek tax benefits, and the holder of the first FDA approval of a designated orphan drug product will be granted a seven-year period of marketing exclusivity for such FDA-approved orphan drug product. In September 2017, we received FDA Orphan Drug Designation for olafertinib for the treatment of EGFR mutation-positive NSCLC.

LICENSING AGREEMENTS AND COLLABORATIONS

Dana-Farber Cancer Institute, Inc.

In March 2015, we entered into a license agreement with Dana-Farber, which license was amended effective on October 5, 2015, April 12, 2016, and October 24, 2016, for an exclusive, worldwide license to Dana-Farber’s patents for a portfolio of fully human immuno-oncology targeted antibodies targeting PD-L1, GITR and CAIX. The field of use license includes all prophylactic, therapeutic or diagnostic uses in humans or animals excluding use in chimeric antigen receptor technology. The Dana-Farber antibodies were generated in the laboratory of Dr. Wayne Marasco, MD, PhD, a Professor in the Department of Cancer Immunology and AIDS at Dana-Farber. Under the terms of the agreement, we paid Dana-Farber an up-front licensing fee of $1.0 million and, on May 11, 2015, granted Dana-Farber five percent of our common stock on a fully diluted basis, equal to 50,000 shares valued at $32,500 or $0.65 per share. The agreement included an anti-dilution clause that maintained Dana-Farber’s ownership at 5% until such time that we raised $10 million in cash in exchange for common shares. Pursuant to this provision, on September 30, 2015, we granted to Dana-Farber an additional 13,683 shares of common stock valued at approximately $0.6 million and the anti-dilution clause thereafter expired. Dana-Farber is eligible to receive payments of up to an aggregate of approximately $21.5 million for each licensed product upon our successful achievement of certain clinical development, regulatory and first commercial sale milestones. As of December 31, 2023, $5.0 million of these milestones have been achieved for the antibody targeting PD-L1. In addition, Dana-Farber is eligible to receive up to an aggregate of $60.0 million upon our successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales. Dana-Farber also receives an annual license maintenance fee of $50,000, which is creditable against milestone payments or royalties due to Dana-Farber. The license will terminate on a country-by-country and product-by-product basis until the royalty term in such country with respect to such product expires, at which time the agreement will expire in its entirety with respect to such product in such country. The royalty term, on a product-by-product and country-by-country basis, is the later of (i) ten years after first commercial sale of a given product in such country, or (ii) the expiration of the last-to-expire Dana-Farber patent containing a valid claim to the product in such country. To date, we have incurred $6.2 million of upfront licensing and milestone payments under this license agreement.

In connection with the license agreement with Dana-Farber, in March 2015 we entered into a collaboration agreement with TGTX, which was amended and restated in June 2019, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. We retained the right to develop and commercialize these antibodies in solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Effective September 30, 2023, we mutually agreed with TGTX to terminate the collaboration agreement, with full rights reverting back to us. Under the terms of the original collaboration agreement, TGTX paid us $0.5 million, representing an upfront licensing fee. Upon the signing of the amended and restated collaboration agreement in June 2019, TGTX paid us an additional $1.0 million upfront licensing fee. We also received an annual license maintenance fee, which was creditable against milestone payments or royalties due to us. TGTX also paid us for our out-of-pocket costs of material used by TGTX for their development activities. For the years ended December 31, 2023 and 2022, we recognized approximately $58,000 and $121,000 respectively, in revenue from our collaboration agreement with TGTX in the Statements of Operations.

Adimab, LLC

In October 2015, Fortress entered into a collaboration agreement with Adimab to discover and optimize antibodies using their proprietary core technology platform. Under this agreement, Adimab optimized cosibelimab, our anti-PD-L1 antibody which we originally licensed from Dana-Farber. In January 2019, Fortress transferred the rights to the optimized antibody to us, and we entered into a collaboration agreement directly with Adimab on the same day. Under the terms of the agreement, Adimab is eligible to receive additional payments up to an aggregate of approximately $2.5 million upon various filings for regulatory approvals to commercialize the product. In addition, Adimab is eligible to receive royalty payments based on a tiered low single digit percentage of net sales. The license will terminate on a country-by-country and product-by-product basis until the royalty term in such country with respect to such product expires, at which time the agreement will expire in its entirety with respect to such licensed product in such country. The royalty term, on a product-by-product and country-by-country basis, begins on the first commercial sale of a product in a country and ends on the later of (a) expiry of the last-to-expire licensor patent containing a valid claim to the compound in such country; or (b) twelve years after the first commercial sale of such licensed product in such country. In February 2023, the Company expensed a non-refundable milestone payment of $2.2 million to research and development expenses upon the FDA’s filing acceptance of the Company’s BLA for cosibelimab in metastatic or locally advanced CSCC. To date, we have incurred $6.0 million in milestone payments under our collaboration agreement with Adimab.

NeuPharma, Inc.

In March 2015, Fortress entered into an exclusive license agreement with NeuPharma to develop and commercialize novel irreversible, 3rd generation EGFR inhibitors, including olafertinib, on a worldwide basis other than certain Asian countries. On the same date, Fortress assigned all of its right and interest in the EGFR inhibitors to us. The license agreement was amended on February 21, 2017. Under the terms of the license agreement, we paid NeuPharma an up-front licensing fee of $1.0 million, and NeuPharma is eligible to receive additional payments of up to an aggregate of approximately $39.0 million upon our successful achievement of certain clinical development and regulatory milestones covering up to three indications, of which $22.5 million are due upon various regulatory approvals to commercialize the products. In addition, NeuPharma is eligible to receive payments of up to an aggregate of $40.0 million upon our successful achievement of certain sales milestones based on aggregate net sales across all indications, in addition to royalty payments based on a tiered mid to high-single digit percentage of net sales. The license will terminate on a country-by-country and product-by-product basis until the royalty term in such country with respect to such product expires, at which time the agreement will expire in its entirety with respect to such product in such country. Royalty term means, on a licensed product-by-licensed product and country-by-country basis, the period from the first commercial sale of a given licensed product in such country until the later of (a) expiry of the last-to-expire licensor patent containing a valid claim to the compound in such country; or (b) the 10th anniversary of the first commercial sale of such licensed product in such country. In a country where no licensor patent containing a valid claim with respect to the compound has ever existed nor ever exists, the royalty term means on a product-by-product and country-by-country basis, the period from the first commercial sale of such product in such country until the 10th anniversary of such first commercial sale of such product in such country. To date, we have incurred $2.0 million of upfront licensing and milestone payments under the license agreement.

Jubilant Biosys Limited

In May 2016, we entered into a license agreement with Jubilant for an exclusive, worldwide license to Jubilant’s family of patents covering compounds that inhibit BET proteins such as BRD4, including CK-103. The license agreement was amended on December 13, 2016 and March 31, 2017. Under the terms of the license agreement, we paid Jubilant an up-front licensing fee of $2.0 million, and Jubilant is eligible to receive payments up to an aggregate of approximately $88.4 million upon our successful achievement of certain clinical development and regulatory milestones covering two licensed products, of which $59.5 million are due upon various regulatory approvals to commercialize the products. In addition, Jubilant is eligible to receive payments up to an aggregate of $89.3 million upon our successful achievement of certain sales milestones based on aggregate net sales for two licensed products, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales. The license will terminate on a country-by-country and product-by-product basis until the royalty term in such country with respect to such product expires, at which time the agreement will expire in its entirety with respect to such licensed product in such country. The royalty term, on a product-by-product and country-by-country basis, begins on the first commercial sale of a product in a country and ends on the expiration of the last-to-expire Jubilant patent containing a valid claim to the product in such country. To date, we have incurred $2.4 million of upfront licensing and milestone payments under the license agreement.

In connection with the license agreement with Jubilant, we entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while we retained the right to develop and commercialize these compounds in the field of solid tumors. Effective September 30, 2023, we mutually agreed with TGTX to terminate the sublicense agreement. Under the terms of the sublicense agreement, TGTX paid us $1.0 million, representing an upfront licensing fee. TGTX also paid us for 50% of IND enabling costs and patent expenses. For each of the years ended December 31, 2023 and 2022, we recognized approximately $46,000 and $70,000, respectively, in revenue related to the sublicense agreement in the Statements of Operations.

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

In the immuno-oncology area, several major pharmaceutical companies have a PD-1 and/or PD-L1 antibody on the market, including, without limitation, Merck & Co. (approved drug PD-1 with the brand name Keytruda®), Bristol-Myers Squibb (approved PD-1 with the brand name Opdivo®), Roche (approved PD-L1 with the brand name Tecentriq®), AstraZeneca (approved PD-L1 with the brand name Imfinzi®), Pfizer/Merck KGA (approved PD-L1 with the brand name Bavencio®), Regeneron (approved PD-1 with the brand name Libtayo®), GlaxoSmithKline (approved PD-1 with the brand name Jemperli®) and Coherus (approved PD-1 with the brand name Loqtorzi™). We are aware of several anti-GITR antibody development programs that are or were in preclinical or early clinical studies, including, without limitation, by Merck & Co., and an anti-CAIX antibody in clinical studies by Telix Pharmaceuticals.

In the targeted anti-cancer agent area, there are several companies with marketing approvals or in development with EGFR inhibitors that are targeting mutations similar to our programs. There are also a number of early stage programs developing BET inhibitors which could overlap with our upcoming programs.

In the EGFR inhibitor space, Tarceva®, Iressa®, Gilotrif®, Tagrisso® and Vizimpro® are currently approved drugs for the treatment of first-line EGFR mutation-positive NSCLC in the United States. AstraZeneca’s Tagrisso is also approved by the FDA for the treatment of patients with metastatic EGFR T790M mutation-positive NSCLC who have progressed on or after EGFR tyrosine kinase inhibitor therapy and for the adjuvant treatment of patients with early stage EGFR mutation positive NSCLC. In addition, we are aware of a number of products in development targeting cancer-causing mutant forms of EGFR for the treatment of NSCLC patients, including, Novartis’ nazartinib, and Janssen’s lazertinib.

In the BET inhibitor space, there are a number of companies which have advanced to early stage clinical trials, including MorphoSys AG’s pelabresib, Bristol-Myers Squibb’s trotabresib, Abbvie’s mivebresib, Incyte’s INCB57643 and Zenith Epigenetics’s ZEN003694.

Additional information can be found under Item 1A - Risk Factors - Risks Related to Our Business and Industry.

EMPLOYEES

As of December 31, 2023, we had twenty-three full and part-time employees. None of our employees are represented by a labor union and we consider our employee relations to be good.

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

We have a limited operating history, and we have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014 and have an accumulated deficit of $314.3 million as of December 31, 2023. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development, and resulting regulatory approval request submissions, of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building a commercial organization to address certain markets. We will require additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. We believe, assuming no business or corporate development transactions are consummated, that our cash and cash equivalents are only sufficient to fund our operating expenses into the third quarter of 2024. Accordingly, we intend to continue our active discussions with third party pharmaceutical and biotechnology companies to evaluate potential partnerships or other types of corporate development transactions, including strategic mergers.

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

Our future funding requirements will depend on many factors, including, but not limited to:

●	the timing, design and conduct of, and results from, preclinical studies and clinical trials for our product candidates;
●	the timing and process of regulatory approval reviews and potential for delays in our efforts to seek regulatory approval for our product candidates, and any costs associated with such delays;
●	the costs of establishing a commercial organization to sell, market and distribute our product candidates;
●	the rate of progress and costs of our efforts to prepare for the submission or resubmission of an NDA or BLA for any of our product candidates or any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;
●	the cost and timing of securing sufficient supplies of our product candidates from our third-party manufacturers for clinical trials and in preparation for commercialization;
●	the effect of competing technological and market developments;
●	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish;
●	if one or more of our product candidates are approved, the potential that we may be required to file a lawsuit to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of one or more of our product candidates; and
●	the success of the commercialization of one or more of our product candidates, if approved.

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

Our audited financial statements as of December 31, 2023, have been prepared under the assumption that we will continue as a going concern for the next twelve months. We do not believe that our cash and cash equivalents are sufficient for the next twelve months after the date that our financial statements are issued. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining debt or equity financings or other arrangements. Our future success depends on our ability to raise capital. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations. Additionally, we intend to continue our active discussions with third party pharmaceutical and biotechnology companies to evaluate potential partnerships or other types of corporate development transactions, including strategic mergers.

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

We are a “smaller reporting company,” which means that the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

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

We no longer qualify as an “emerging growth company,” and as a result, we have to comply with increased disclosure and compliance requirements.

We no longer qualify as an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) because in 2023, we reached the five-year anniversary of the first sale of our common stock pursuant to an effective registration statement under the Securities Act of 1933. As such, we are no longer exempt from certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an EGC. These requirements include, but are not limited to:

●	compliance with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, including critical audit matters;
●	the requirement that we provide more detailed disclosures regarding executive compensation, although we are still able to take advantage of exemptions provided to smaller reporting companies; and
●	the requirement that we obtain stockholder approval of any golden parachute payments not previously approved.

We anticipate increased expenses, including exchange listing and SEC requirements, director and officer insurance premiums, legal, audit and tax fees, regulatory compliance programs, and investor relations costs associated with being a public company and ceasing to be an emerging growth company.

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

Worldwide financial markets have recently experienced periods of extraordinary disruption and volatility, which have been exacerbated by the COVID-19 pandemic, the Russia/Ukraine conflict and the evolving conflict in Israel and Gaza, resulting in heightened credit risk, reduced valuation of investments, decreased economic activity, heightened risk of cyberattacks, and inflation. Moreover, many companies have experienced reduced liquidity and uncertainty as to their ability to raise capital during such periods of market disruption and volatility. In the event that these conditions recur or result in a prolonged economic downturn, our results of operations, financial position and/or liquidity could be materially and adversely affected. In addition, as a result of recent financial and political events, we may face increased regulation.

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

We intend to use data from our ongoing Phase 1 clinical trial of cosibelimab, conducted outside the United States, in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including CSCC, to potentially support one or more U.S. BLAs and comparable applications for marketing approval outside the U.S. In January 2020, we announced that we had initial discussions with the FDA to execute this strategy in CSCC. Based on top-line and interim results in metastatic and locally advanced CSCC, respectively, we submitted a BLA to the U.S. FDA for these indications in January 2023. In December 2023, the FDA issued a complete response letter for the cosibelimab BLA due to inspection issues at the third - party contract manufacturing organization. Although no approvability issues regarding use of data from the Phase 1 clinical trial were noted in the complete response letter, upon resubmission of the BLA the FDA reserves the right to review the BLA again in its entirety. Similarly, we intend to use data from our licensor’s ongoing Phase 3 clinical trial of olafertinib (formerly CK-101), conducted only in China, in patients with EGFR mutation-positive NSCLC, to potentially support a U.S. NDA and comparable applications for marketing approval outside the U.S. We believe, based on published FDA guidance documents, public statements of companies with comparable product candidates, and past interactions with the FDA, that exclusively foreign clinical data from a single study may be acceptable to support marketing approval(s) under FDA regulations. If we prove to be incorrect, running additional studies in the U.S. will require substantial time, effort and financial resources or may not be possible at all.

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

In February 2022, Russia commenced a military invasion of Ukraine. Russia’s invasion and the ensuing response by Ukraine may prevent the FDA from auditing our five clinical sites that enrolled a total of 17 patients in these countries during its review of our BLA for cosibelimab. If we are delayed or not able to obtain regulatory approval, our business may be adversely affected.

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

Competitors may seek to develop alternative formulations that do not directly infringe on our in-licensed patent rights. The commercial opportunity for one or more of our product candidates could be significantly harmed if competitors are able to develop alternative formulations outside the scope of our in-licensed patents. Compared to us, many of our potential competitors have substantially greater:

●	capital resources;
●	development resources, including personnel and technology;
●	clinical trial experience;
●	regulatory experience;
●	expertise in prosecution of intellectual property rights; and
●	manufacturing, distributing and sales and marketing experience.

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

Risks Related to Reliance on Third Parties

We have contracted with third parties for the manufacture of our approved products, if any. If such contract manufacturer fails to timely produce sufficient product volume, to pass regulatory inspections, or to comply with applicable regulations, the commercialization of our product candidates may be delayed, we may be unable to meet market demand, and we may lose potential revenues.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. We have entered into development and supply agreements with one or more contract manufacturers for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies for each of our product candidates. Any termination or disruption of our relationships with our contract manufacturers may materially harm our business and financial condition and frustrate any commercialization efforts for each respective product candidate.

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

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical studies are conducted in accordance with good laboratory practices (“GLPs”) as appropriate. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices (“GCPs”), for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of our clinical research organizations or other third party vendors, institutions or investigators fail to pass regulatory inspections or fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

In 2023, our contract manufacturer for cosibelimab received certain observations from the FDA on Form 483 related to a multi - sponsor on - site inspection. In December 2023, the FDA issued a CRL for the cosibelimab BLA due to those inspection issues. Following resolution of the inspection issues at the third - party contract manufacturing organization raised in the CRL, a resubmission of the BLA is planned to support the marketing approval of cosibelimab. There is no guarantee that the FDA will agree with the response and remediations in a timely manner or at all, which could negatively impact our ability to obtain regulatory approval for cosibelimab or obtain approval within reasonable timelines. Any further delays in approval will continue to increase our costs and could further delay or impede our ability to commence product sales and generate revenues.

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

Under the terms of the Founders Agreement, which became effective as of March 17, 2015 and was amended and restated on July 11, 2016 (the “Founders Agreement”), Fortress has the right to receive an annual grant of shares of our common stock equal to 2.5% of the fully diluted outstanding equity at the time of issuance on January 1 of each year. This annual issuance of shares to Fortress will dilute your holdings in our common stock and, if the value of Checkpoint has not grown over the prior year, would result in a reduction in the value of your shares.

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

Risks Related to Conflicts of Interest

The Chairman of our Board of Directors is also the Executive Chairman, President and Chief Executive Officer of TGTX, with whom we previously had a collaboration agreement and a sublicense agreement. As a result, during the terms of these agreements, certain conflicts of interest could have arisen which would have required the attention of our officers and independent directors who are unaffiliated with TGTX.

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

Item 1B.     Unresolved Staff Comments

None.

Item 1C.     Cybersecurity

Cybersecurity Risk Management and Strategy

We have established certain processes for identifying, evaluating, and managing material risks from cybersecurity threats as a part of our overall technology management strategy. These processes are designed and reassessed on a periodic basis to help protect our technology assets and operations from internal and external security threats. We also engage with third parties, including consultants, to enhance our security processes.

We have previously engaged and currently engage third parties to assess the effectiveness of our cybersecurity and technology management strategy and continue to seek to implement new, and improve existing, processes regularly to adjust for changes in technology, internal or external threats, business strategy, and regulatory requirements. We, and our third parties, have deployed managed detection and response services to monitor our technology infrastructure and information systems for possible threats. Our technology management strategy also includes ongoing security training and education for employees regarding threats, including their role and responsibility in detecting and responding to such threats.

We review the processes of our third-party vendors and consider their ability to adhere to relevant industry practices and maintain adequate technology risk programs. In addition, we maintain cyber and cyber-related crime insurance coverage policies as part of our overall risk management strategy, however, our policies may not be sufficient to cover against all potential future claims, if any.

In the last two fiscal years, we have not identified cybersecurity threats that have materially affected, or are reasonably likely to materially affect, our business, results of operations, or financial condition. Although we proactively attempt to prevent all threats, we are unable to eliminate all risk from cybersecurity threats or provide assurance that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see Item 1A. Risk Factors “Our business and operations would suffer in the event of computer system failures”.

Cybersecurity Governance

While our board of directors is responsible for oversight and risk management in general, our Audit Committee provides oversight of our technology management strategy to ensure that cybersecurity threats and risks are identified, evaluated, and managed. The Audit Committee receives periodic updates from our management team regarding the overall state of our technology management strategy and any relevant risks from cybersecurity threats and cybersecurity incidents.

Our management team is responsible for assessing and managing the material risks from cybersecurity threats. Our management team members have expertise in information systems, compliance and corporate governance, which we believe are disciplines that are effective in the management of the Company’s cybersecurity risk. Our management team is informed of and monitors the prevention, detection, and mitigation of cybersecurity threats and incidents.

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

Equity Compensation Plans

On March 21, 2017, November 9, 2017, November 27, 2020, December 9, 2022, and November 17, 2023, we filed registration statements on Form S-8 under the Securities Act registering the common stock issued, issuable or reserved for issuance under our Amended and Restated 2015 Incentive Plan (“2015 Plan”). The registration statements became effective immediately upon filing, and shares covered by the registration statements are eligible for sale in the public markets, subject to grant of the underlying awards, vesting provisions and Rule 144 limitations applicable to our affiliates.

Holders

As of March 19, 2024, there were approximately 63 holders of record for our common stock and 1 holder of record for our Class A common stock. The number of beneficial holders of our common stock does not reflect shareholders who hold shares in street name through brokerage accounts or other nominees.

Dividends

We have never paid cash dividends on any of our capital stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Subject to adjustment as provided in the 2015 Plan, the total aggregate number of shares of our common stock reserved and available for issuance pursuant to awards granted under the 2015 Plan is 6,000,000. The following table provides information as of December 31, 2023, regarding the securities authorized for issuance under our equity compensation plan, the 2015 Plan.

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities reflected
Plan Category	options	options	in column 1)

Equity compensation plans approved by security holders	127,000	$8.88	3,510,830
Equity compensation plans not approved by security holders	—	—	—
Total	127,000		3,510,830

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

Overview

We are a clinical-stage immunotherapy and targeted oncology company focused on the acquisition, development and commercialization of novel treatments for patients with solid tumor cancers. We are evaluating our lead antibody product candidate, cosibelimab, an anti-programmed death-ligand 1 (“PD-L1”) antibody licensed from the Dana-Farber Cancer Institute, in an ongoing global, open-label, multicohort Phase 1 clinical trial in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including ongoing cohorts in locally advanced and metastatic cutaneous squamous cell carcinoma (“CSCC”) intended to support one or more applications for marketing approval. Based on top-line and interim results in metastatic and locally advanced CSCC, respectively, we submitted a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for these indications in January 2023. On December 15, 2023, the FDA issued a complete response letter (“CRL”) for the cosibelimab BLA for the treatment of patients with metastatic or locally advanced CSCC who are not candidates or curative surgery or radiation. The CRL only cites findings that arose during a multi-sponsor inspection of our third-party contract manufacturing organization as approvability issues to address in a resubmission. Following resolution of the inspection issues at the third-party contract manufacturing organization raised in the CRL, a resubmission of the BLA is planned to support the marketing approval of cosibelimab. In addition, we are evaluating our lead small-molecule, targeted anti-cancer agent, olafertinib, a third-generation epidermal growth factor receptor (“EGFR”) inhibitor, as a potential new treatment for patients with EGFR mutation-positive non-small cell lung cancer (“NSCLC”).

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

In July 2023, we announced longer-term results for cosibelimab from its pivotal studies in locally advanced and metastatic CSCC. These results demonstrated a deepening of response over time, resulting in complete response rates of 26% and 13% in locally advanced and metastatic CSCC, respectively. Additionally, the confirmed ORR in metastatic CSCC increased to 50.0% based on independent central review using RECIST 1.1. Furthermore, responses continue to remain durable over time with the median duration of response not yet reached in either group. Updated safety data across 247 patients enrolled and treated with cosibelimab in all cohorts of the ongoing study remain consistent with those previously reported.

We have also entered into various collaboration agreements with TGTX, a related party, to develop and commercialize certain assets in connection with our licenses in the field of hematological malignancies, while we retain the right to develop and commercialize these assets in solid tumors. Effective September 30, 2023, the Company and TGTX agreed to mutually terminate these collaborations, with full rights reverting back to us.

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2023, we have an accumulated deficit of $314.3 million.

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

The fair value of common stock warrant liabilities is re-measured at each financial reporting date and upon exercise with any changes in fair value being recognized in gain (loss) on common stock warrant liabilities, a component of other income (loss), in the Statements of Operations. We will continue to re-measure the fair value of the warrant liabilities until exercise or expiration of the related warrant.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Comparison of the Years Ended December 31, 2023 and 2022

Revenue

For the year ended December 31, 2023, revenue was approximately $0.1 million compared to approximately $0.2 million for the year ended December 31, 2022, a decrease of approximately $0.1 million. The current and prior period revenue primarily consisted of the reimbursement of patent costs related to the collaboration agreement with TGTX.

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

For the year ended December 31, 2023, research and development expenses were approximately $43.6 million, compared to approximately $49.8 million for the year ended December 31, 2022, a decrease of $6.2 million. The current period research and development expenses primarily consisted of $19.0 million related to commercial manufacturing costs and inventory build, which is expensed prior to approval, to support a potential launch of cosibelimab, $7.0 million related to clinical costs for our product candidates, $3.6 million related to regulatory costs, including $3.2 million for the PDUFA fee to the FDA for the BLA filing for cosibelimab in the first quarter of 2023, $2.3 million in license fees due upon the FDA filing acceptance of the BLA, $3.4 million related to the non-cash annual equity fee in connection with the Founders Agreement, $5.1 million related to salary expenses and $1.2 million related to stock compensation expense. For the year ended December 31, 2022, research and development expenses primarily consisted of $25.3 million related to the manufacturing costs of our product candidates, including process characterization, validation and BLA enabling studies for cosibelimab, $12.5 million related to clinical costs for our product candidates, including costs related to the since terminated phase 3 CONTERNO study, $1.9 million related to the non-cash annual equity fee in connection with the Founders Agreement, $2.6 million related to regulatory costs, $4.5 million related to salary expenses and $0.9 million related to stock compensation expense.

We anticipate research and development expenses in 2024 to decrease as compared to 2023 due primarily to decreased manufacture of cosibelimab drug substance in 2024 and decreased clinical costs for our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities, and facilities-related expenses.

For the years ended December 31, 2023 and 2022, general and administrative expenses were approximately $8.7 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $1.7 million, $1.6 million related to salary expenses, $1.0 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock, $1.8 million related to legal and accounting fees, $0.3 million related to marketing costs and $0.3 million related to investor relation fees. The prior period general and administrative expenses primarily consisted of stock compensation expense of $2.0 million, $1.5 million related to salary expenses, $1.9 million related to legal and accounting fees, $0.4 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock, $0.3 million related to marketing costs and $0.4 million related to investor relation fees.

We anticipate general and administrative expenses in 2024 will remain relatively consistent with 2023.

Other Income (loss)

For the year ended December 31, 2023, interest income was approximately $0.1 million compared to approximately $0.2 million for the year ended December 31, 2022, a decrease of approximately $0.1 million. The decrease was primarily due to our cash balances between the periods.

For the year ended December 31, 2023, the gain on common stock warrant liabilities were approximately $0.2 million, compared to a loss of approximately $4.5 million for the year ended December 31, 2022. The gain on common stock warrant liabilities in the current period is comprised of net gains of approximately $7.9 million resulting from the fair value remeasurement of the common stock warrant liabilities at each reporting period in 2023 and upon exercise of a portion of the warrants associated with the December 2022 Registered Direct Offering. The gain on common stock warrant liabilities in the current period was partially offset by a loss of approximately $7.7 million recorded on October 4, 2023 as part of the October 2023 warrant exercise inducement associated with a portion of the warrants issued in the December 2022 Registered Direct Offering as a result of offering additional warrants to the holder as part of the inducement. The loss on common stock warrant liabilities as of December 31, 2022 was comprised of the total initial fair value of the liability exceeding the total proceeds and the fair value remeasurement of the common stock warrant liabilities on December 31, 2022, associated with the December 2022 Registered Direct Offering.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2023, we had an accumulated deficit of $314.3 million.

During the year ended December 31, 2022, we sold a total of 532,816 shares of common stock under an At-the-Market Issuance Sales Agreement (the “ATM”) for aggregate total gross proceeds of approximately $10.1 million at an average selling price of $18.99 per share, resulting in net proceeds of approximately $9.9 million after deducting commissions and other transaction costs.

In December 2022, we closed on the December 2022 Registered Direct Offering for the issuance and sale of an aggregate of 950,000 shares of our common stock at a purchase price of $4.325 per share. In addition, the offering included 784,105 shares of common stock in the form of pre-funded warrants at a price of $4.3249. The common stock and the pre-funded warrants were sold together with Series A warrants to purchase up to 1,734,105 shares of common stock and Series B warrants to purchase up to 1,734,105 shares of common stock. The Series A warrants are exercisable immediately upon issuance and will expire five years following the issuance date and have an exercise price of $4.075 per share and the Series B warrants are exercisable immediately upon issuance and will expire eighteen months following the issuance date and have an exercise price of $4.075 per share. Total gross proceeds from the December 2022 Registered Direct Offering were $7.5 million with net proceeds of approximately $6.7 million after deducting approximately $0.8 million in commissions and other transaction costs. In January 2023, the pre-funded warrants from the December 2022 Registered Direct Offering were fully exercised. In October 2023, the Series A and Series B warrants from the December 2022 Registered Direct Offering were fully exercised at a reduced exercise price of $1.76 per share as part of the October 2023 inducement offer letter agreement (see below).

In February 2023, we closed on a registered direct offering (the “February 2023 Registered Direct Offering”) for the issuance and sale of an aggregate of 1,428,572 shares of our common stock at a purchase price of $5.25 per share. In addition, the offering included 248,572 shares of common stock in the form of pre-funded warrants at a price of $5.2499. In a concurrent private placement, we issued and sold Series A warrants to purchase up to 1,428,572 shares of common stock and Series B warrants to purchase up to 1,428,572 shares of common stock. The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $5.00 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The total gross proceeds from the offering were approximately $7.5 million with net proceeds of approximately $6.7 million after deducting approximately $0.8 million in commissions and other transaction costs. In February 2023, the pre-funded warrants from the February 2023 Registered Direct Offering were fully exercised. In October 2023, the Series A and Series B warrants from the February 2023 Registered Direct Offering were fully exercised at a reduced exercise price of $1.76 per share as part of the October 2023 inducement offer letter agreement (see below).

In April 2023, we closed on a registered direct offering (the “April 2023 Registered Direct Offering”) for the issuance and sale of an aggregate of 1,700,000 shares of our common stock at a purchase price of $3.60 per share. In a concurrent private placement, we issued and sold Series A warrants to purchase up to 1,700,000 shares of common stock and Series B warrants to purchase up to 1,700,000 shares of common stock. The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $3.35 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The total gross proceeds from the offering were approximately $6.1 million with net proceeds of approximately $5.5 million after deducting approximately $0.6 million in commissions and other transaction costs.

In May 2023, we closed on a registered direct offering (the “May 2023 Registered Direct Offering”) for the issuance and sale of an aggregate of 1,650,000 shares of our common stock at a purchase price of $3.071 per share. In addition, the offering included 1,606,269 shares of common stock in the form of pre-funded warrants at a price of $3.0709. The common stock and the pre-funded warrants were sold together with Series A warrants to purchase up to 3,256,269 shares of common stock and Series B warrants to purchase up to 3,256,269 shares of common stock. The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $2.821 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The total gross proceeds from the offering were approximately $10.0 million with net proceeds of approximately $9.1 million after deducting approximately $0.9 million in commissions and other transaction costs. In August 2023, the pre-funded warrants from the May 2023 Registered Direct Offering were fully exercised.

In July 2023, we closed on a registered direct offering (the “July 2023 Registered Direct Offering”) for the issuance and sale of an aggregate of 2,427,186 shares of our common stock at a purchase price of $3.09 per share. In addition, the offering included 809,062 shares of common stock in the form of pre-funded warrants at a price of $3.0899. The common stock and the pre-funded warrants were sold together with Series A warrants to purchase up to 3,236,248 shares of common stock and Series B warrants to purchase up to 3,236,248 shares of common stock. The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $2.84 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The total gross proceeds from the offering were approximately $10.0 million with net proceeds of approximately $9.1 million after deducting approximately $0.9 million in commissions and other transaction costs. In September 2023, the pre-funded warrants from the July 2023 Registered Direct Offering were fully exercised.

In October 2023, we entered into an inducement offer letter agreement (the “October 2023 Inducement”) with a certain holder of our existing warrants to exercise for cash an aggregate of 6,325,354 shares of our common stock at a reduced exercise price of $1.76 per share. The warrants were issued to the holder on December 16, 2022 with an exercise price of $4.075 per share and on February 22, 2023 with an exercise price of $5.00 per share as part of registered direct offerings. As part of the inducement, we agreed to issue new unregistered Series A warrants to purchase up to 6,325,354 shares of Common Stock and new unregistered Series B warrants to purchase up to 6,325,354 shares of Common Stock (collectively, the “October 2023 Common Stock Warrants”). The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $1.51 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire twenty-four months following the issuance date. The total gross proceeds from the exercise were approximately $11.1 million with net proceeds of approximately $10.0 million after deducting approximately $1.1 million in commissions and other transaction costs. Upon the close of the transaction, we issued the holder 110,000 of the 6,325,354 shares of common stock that were issuable upon exercise of the existing warrants. Due to the beneficial ownership limitation provisions in the inducement offer letter agreement, the remaining 6,215,354 shares were initially unissued, and held in abeyance for the benefit of the holder until notice from the holder that the shares may be issued in compliance with the agreement. As of December 31, 2023, 1,134,000 shares remained in abeyance. These shares were fully issued to the holder in January 2024.

As a result of the October 2023 Inducement, the Company presents a deemed dividend for the modification of certain of its existing warrants and issuance of the October 2023 Common Stock Warrants of $7.5 and $0 million for the years ended December 31, 2023 and 2022, respectively. The deemed divided was included in net loss attributable to common stockholders in the calculation of net loss per share in the consolidated statements of operations.

Our major sources of cash have been proceeds from the sale of equity securities and the exercise of warrants. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments.

We believe that our cash and cash equivalents are only sufficient to fund our operating expenses into the third quarter of 2024. We will need to secure additional funds through equity or debt offerings, or other potential sources such as partnerships to fully develop and commercialize, if approved, our product candidates. Our estimate as to how long we expect our existing cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We cannot be certain that additional funding will be available on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Cash Flows for the Years Ended December 31, 2023 and 2022

Operating Activities

Net cash used in operating activities was $47.6 million for the year ended December 31, 2023, compared to $57.6 million for the year ended December 31, 2022. The decrease in net cash used in operating activities was due primarily to greater manufacturing costs to support the BLA filing of cosibelimab in the prior period as well as a reduction in clinical costs between the two periods.

Investing Activities

There were no investing activities for the years ended December 31, 2023 and 2022.

Financing Activities

Net cash provided by financing activities was $40.5 million for the year ended December 31, 2023, which related to net proceeds of $30.3 million from the issuance of common shares and warrants from the February 2023 Registered Direct Offering, April 2023 Registered Direct Offering, May 2023 Registered Direct Offering and July 2023 Registered Direct Offering, as well as $10.1 million from the October 2023 Inducement. Net cash provided by financing activities was $14.9 million for the year ended December 31, 2022, which related to net proceeds of $9.9 million from the issuance of common stock as part of our ATM offerings, as well as net proceeds of $6.7 million from the issuance of common shares and warrants from the December 2022 Registered Direct Offering. The prior year’s amount was partially offset by $1.7 million paid for taxes related to the net settlement of shares for employee stock vestings.

Recently Issued Accounting Standards

See Note 2 to our Financial Statements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risks

Market risk represents the risk of loss that may result from the change in value of financial instruments due to fluctuations in their market price. Market risk is inherent in all financial instruments. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. The primary quantifiable market risk associated with our financial instruments is sensitivity to changes in interest rates. Interest rate risk represents the potential loss from adverse changes in market interest rates. The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. As of December 31, 2023, our portfolio of financial instruments consists of cash equivalents, including money market funds. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2023, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on these criteria.

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

Item 9B.     Other Information

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders.

Item 11.     Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders.

Item 14.     Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders.

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

3.2.5

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Checkpoint Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on June 13, 2023 (File No. 001-38128) and incorporated herein by reference.

3.3	Bylaws of Checkpoint Therapeutics, Inc., filed as Exhibit 3.3 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
4.1	Specimen certificate evidencing shares of common stock, filed as Exhibit 4.1 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
4.2	Form of warrant agreement, filed as Exhibit 4.2 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference.
4.3	Form of pre-funded common stock purchase warrant, filed as Exhibit 4.1 to Form 8-K filed on December 16, 2022 (File No. 001-38128) and incorporated herein by reference.
4.4	Form of Series A/B common stock purchase warrant, filed as Exhibit 4.2 to Form 8-K filed on December 16, 2022 (File No. 001-38128) and incorporated herein by reference.
4.5	Form of placement agent warrant, filed as Exhibit 4.3 to Form 8-K filed on December 15, 2022 (File No. 001-38128) and incorporated herein by reference.
4.6	Description of Securities of Checkpoint Therapeutics, Inc. *
4.7	Form of pre - funded common stock purchase warrant, filed as Exhibit 4.1 to Form 8 - K filed on February 22, 2023 (File No. 001 - 38128) and incorporated herein by reference.
4.8	Form of Series A/B common stock purchase warrant, filed as Exhibit 4.2 to Form 8 - K filed on February 22, 2023 (File No. 001 - 38128) and incorporated herein by reference.
4.9	Form of placement agent warrant, filed as Exhibit 4.3 to Form 8 - K filed on February 22, 2023 (File No. 001 - 38128) and incorporated herein by reference.
4.10	Form of Series A/B common stock purchase warrant, filed as Exhibit 4.1 to Form 8 - K filed on April 4, 2023 (File No. 001 - 38128) and incorporated herein by reference.
4.11	Form of placement agent warrant, filed as Exhibit 4.2 to Form 8 - K filed on April 4, 2023 (File No. 001 - 38128) and incorporated herein by reference.

4.12	Form of pre - funded common stock purchase warrant, filed as Exhibit 4.1 to Form 8 - K filed on May 24, 2023 (File No. 001 - 38128) and incorporated herein by reference.
4.13	Form of Series A/B common stock purchase warrant, filed as Exhibit 4.2 to Form 8 - K filed on May 24, 2023 (File No. 001 - 38128) and incorporated herein by reference.
4.14	Form of placement agent warrant, filed as Exhibit 4.3 to Form 8 - K filed on May 24, 2023 (File No. 001 - 38128) and incorporated herein by reference.
4.15	Form of pre - funded common stock purchase warrant, filed as Exhibit 4.1 to Form 8 - K filed on July 31, 2023 (File No. 001 - 38128) and incorporated herein by reference.
4.16	Form of Series A/B common stock purchase warrant, filed as Exhibit 4.2 to Form 8 - K filed on July 31, 2023 (File No. 001 - 38128) and incorporated herein by reference.
4.17	Form of placement agent warrant, filed as Exhibit 4.3 to Form 8 - K filed on July 31, 2023 (File No. 001 - 38128) and incorporated herein by reference.
4.18	Form of Series A/B common stock purchase warrant, filed as Exhibit 4.1 to Form 8 - K filed on October 3, 2023 (File No. 001 - 38128) and incorporated herein by reference.
4.19	Form of placement agent warrant, filed as Exhibit 4.2 to Form 8 - K filed on October 3, 2023 (File No. 001 - 38128) and incorporated herein by reference.
4.20	Form of Indenture, filed as Exhibit 4.4 to Form S - 3 filed on March 24, 2023 (Filed No. 001 - 38128) and incorporated herein by reference.
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

10.12

Collaboration Agreement by and between Checkpoint Therapeutics, Inc. and TG Therapeutics, Inc. dated March 3, 2015, filed as Exhibit 10.9 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. **

10.12.1

Amended and Restated Collaboration Agreement by and between Checkpoint Therapeutics, Inc. and TG Therapeutics, Inc. dated June 19, 2019, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 8, 2019 (File No. 001-38128) and incorporated herein by reference. **

10.12.2	Mutual Termination Agreement (Sublicense) by and between Checkpoint Therapeutics, Inc. and TG Therapeutics, Inc. dated September 30, 2023.
10.12.3	Mutual Termination Agreement (Collaboration) by and between Checkpoint Therapeutics, Inc. and TG Therapeutics, Inc. dated September 30, 2023.
10.13	Checkpoint Therapeutics, Inc. Amended and Restated 2015 Incentive Plan, filed as Exhibit 10.10 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. #
10.13.1

Checkpoint Therapeutics, Inc. Amended and Restated 2015 Incentive Plan, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 9, 2017 (File No. 001-38128) and incorporated herein by reference. #

10.14	Checkpoint Therapeutics, Inc. Amended and Restated 2015 Incentive Plan, filed as Exhibit 10.1 to Form 8-K filed on June 4, 2020 (File No. 001-38128) and incorporated herein by reference. #
10.14.1	Amendment to Checkpoint Therapeutics, Inc. Amended and Restated 2015 Incentive Plan, filed as Exhibit 10.1 to Form 8-K on December 5, 2022 (File No. 001-38128) and incorporated herein by reference. #
10.15	Checkpoint Therapeutics, Inc. Amended and Restated 2015 Incentive Plan, filed as Exhibit 10.1 to Form 8 - K filed on June 13, 2023 (File No. 001 - 38128) and incorporated herein by reference. #
10.16

Executive Employment Agreement by and between James F. Oliviero III and Checkpoint Therapeutics, Inc. dated October 13, 2015, filed as Exhibit 10.11 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. #

10.17

Amendment to Executive Employment Agreement by and between James F. Oliviero III and Checkpoint Therapeutics, Inc. dated September 27, 2016, filed as Exhibit 10.1 to Form 8-K filed on October 3, 2016 (File No. 000-55506) and incorporated herein by reference. #

10.18

Amendment No. 2, dated December 15, 2016, to the Executive Employment Agreement dated October 13, 2015, by and between Checkpoint Therapeutics, Inc. and James F. Oliviero III, filed as Exhibit 10.16 to Annual Report on Form 10-K filed on March 17, 2017 (File No. 000-55506) and incorporated herein by reference. #

10.19

Amendment No. 3, dated January 30, 2018, to the Executive Employment Agreement dated October 13, 2015, by and between Checkpoint Therapeutics, Inc. and James F. Oliviero III, filed as Exhibit 10.21 to Annual Report on Form 10-K filed on March 16, 2018 (File No. 001-38128) and incorporated herein by reference. #

10.20

Amendment No. 4, dated October 7, 2019, to the Executive Employment Agreement dated October 13, 2015, by and between Checkpoint Therapeutics, Inc. and James F. Oliviero III, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 12, 2019 (File No. 001-38128) and incorporated herein by reference. #

10.21

Amendment No. 5, dated September 24, 2020, to the Executive Employment Agreement dated October 13, 2015, by and between Checkpoint Therapeutics, Inc. and James F. Oliviero III, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 6, 2020 (File No. 001-38128) and incorporated herein by reference. #

10.22	Non-Employee Directors Compensation Plan, filed as Exhibit 10.13 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. #
10.23

Amended and Restated Non-Employee Directors Compensation Plan, filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed on August 9, 2017 (File No. 001-38128) and incorporated herein by reference. #

10.24

Amended and Restated Non - Employee Directors Compensation Plan, filed as Exhibit 10.1 to Quarterly Report on Form 10 - Q filed on August 14, 2023 (File No. 001 - 38128) and incorporated herein by reference. #

10.25

Board Advisory Services Agreement by and between Caribe BioAdvisors, LLC and Checkpoint Therapeutics, Inc. dated January 1, 2017, filed as Exhibit 10.19 to Annual Report on Form 10-K filed on March 17, 2017 (File No. 000-55506) and incorporated herein by reference. #

10.26

License Agreement by and between Jubilant Biosys Limited and Checkpoint Therapeutics, Inc., dated May 26, 2016, filed as Exhibit 10.18 to Form 10-12G filed on July 11, 2016 (File No. 000-55506) and incorporated herein by reference. **

10.27

Amendment 1 to License Agreement by and between Jubilant Biosys Limited and Checkpoint Therapeutics, Inc. dated December 13, 2016, filed as Exhibit 10.26 to Annual Report on Form 10-K filed on March 17, 2017 (File No. 000-55506) and incorporated herein by reference.

10.28

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

10.30

Amendment 1 to Sublicense Agreement by and between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc. dated December 13, 2016, filed as Exhibit 10.28 to Annual Report on Form 10-K filed on March 17, 2017 (File No. 000-55506) and incorporated herein by reference.

10.31

Amendment 2 to Sublicense Agreement by and between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc. dated March 17, 2017, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 10, 2017 (File No. 000-55506) and incorporated herein by reference.

10.32

Assignment and Assumption Agreement by and between Fortress Biotech, Inc. and Checkpoint Therapeutics, Inc. dated March 17, 2015, filed as Exhibit 10.21 to Form 10-12G/A filed on August 19, 2016 (File No. 000-55506) and incorporated herein by reference.

10.33

Collaboration Agreement by and between Adimab, LLC and Checkpoint Therapeutics, Inc., dated January 22, 2019, filed as exhibit 10.31 to Annual Report on Form 10-K filed on March 18, 2019 (File No. 001-38128) and incorporated herein by reference. **

10.34

Master Services Agreement, dated November 8, 2017, between Checkpoint Therapeutics, Inc. and Samsung Biologics Co., Ltd., filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed on November 6, 2020 (File No. 001-38128) and incorporated herein by reference. **

10.35

Securities Purchase Agreement, dated December 14, 2022, between Checkpoint Therapeutics, Inc. and the Purchaser named therein, filed as Exhibit 10.1 to Form 8-K filed on December 16, 2022 (File No. 001-38128) and incorporated herein by reference.

10.36

Securities Purchase Agreement, dated February 20, 2023, between Checkpoint Therapeutics, Inc. and the Purchaser named therein, filed as Exhibit 10.1 to Form 8-K filed on February 22, 2023 (File No. 001-38128) and incorporated herein by reference.

10.37

Securities Purchase Agreement, dated March 30, 2023, between Checkpoint Therapeutics, Inc. and the Purchasers named therein, filed as Exhibit 10.1 to Form 8-K filed on April 4, 2023 (File No. 001-38128) and incorporated herein by reference.

10.38

Securities Purchase Agreement, dated May 23, 2023, between Checkpoint Therapeutics, Inc. and the Purchaser named therein, filed as Exhibit 10.1 to Form 8-K filed on May 24, 2023 (File No. 001-38128) and incorporated herein by reference.

10.39

Securities Purchase Agreement, dated July 28, 2023, between Checkpoint Therapeutics, Inc. and the Purchasers named therein, filed as Exhibit 10.1 to Form 8-K filed on July 31, 2023 (File No. 001-38128) and incorporated herein by reference.

10.40	Inducement Offer to Exercise Warrants Issued in December 2022 and February 2023, filed as Exhibit 10.1 to Form 8-K filed on October 3, 2023 (File No. 001-38128) and incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm, KPMG, LLP. *
24.1	Power of Attorney (included on signature page). *
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
97.1	Policy Related to Recovery of Erroneously Awarded Compensation. *
101

The following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2023, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL.

*	Filed herewith.
**	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
#	Management Compensation Arrangement.

Item 16.     Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Checkpoint Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Checkpoint Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for and fair value of the warrant inducement transaction

As discussed in Notes 6 and 7 to the financial statements, in October 2023, the Company entered into a warrant inducement transaction with a holder of certain existing warrants. As part of the inducement, the Company issued new unregistered Series A and Series B warrants. The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $1.51 per share. The total gross proceeds from the inducement were approximately $11.1 million with net proceeds of approximately $10.0 million after deducting commissions and other transaction costs. Prior to the inducement, some of the existing warrants were liability classified and accounted for at fair value. At the date of the inducement, the Company revalued the existing liability classified warrants which resulted in a loss on common stock warrant liabilities. The other existing warrants, which were equity classified, were revalued to calculate the difference in fair value as a result of the change in exercise price, which was recorded as a deemed dividend. The Company also calculated the fair value of the Series A and Series B warrants and allocated that fair value to the existing warrants on a weighted basis.  The Company used the Black-Scholes model to determine the estimated fair value of the warrants.

We identified the evaluation of the Company’s accounting for the inducement transaction and the determination of the fair value of the warrants as a critical audit matter. Specifically, challenging and complex auditor judgment and specialized skills and knowledge were required in evaluating 1) the application of the relevant accounting guidance for equity and liability classified warrants and 2) the estimated fair value of the warrants due to the degree of subjectivity associated with the volatility assumption. The following are the primary procedures we performed to address this critical audit matter.

We inspected the Company’s accounting analysis for the transaction. We involved professionals with specialized skills and knowledge, who assisted in inspecting the underlying agreements to understand the relevant terms and conditions of the transaction and evaluating whether the Company’s accounting for the transaction is in accordance with the relevant accounting guidance. We also involved valuation professionals with specialized skills and knowledge who assisted in:

●	developing an independent expectation of the volatility assumption based on consideration of implied share price volatility information
●	developing an independent range of the fair value of the warrant liability for the December 2022 warrants, the fair value of the February 2023 equity classified warrants, and the fair value of both the Series A and Series B warrants as of the inducement date using publicly available market data and the independently developed volatility assumption
●	comparing the independently developed ranges of the fair value to the respective fair value of the warrant liability and the equity classified awards determined by the Company.
ar

We have served as the Company’s auditor since 2022.

Boston, Massachusetts

March 22, 2024

CHECKPOINT THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$4,928	$12,068
Prepaid expenses and other assets	450	1,149
Other receivables - related party	—	73
Total current assets	5,378	13,290
Total Assets	$5,378	$13,290

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$15,485	$20,297
Accounts payable and accrued expenses - related party	2,815	1,306
Common stock warrant liabilities	125	11,170
Total current liabilities	18,425	32,773
Total Liabilities	18,425	32,773
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Common Stock ($0.0001 par value), 80,000,000 and 50,000,000 shares authorized as of December 31, 2023 and 2022, respectively
Class A common shares, 700,000 shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common shares, 27,042,035 and 9,586,683 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	3	1
Common stock issuable, 1,492,915 and 368,907 shares as of December 31, 2023 and December 31, 2022, respectively	3,419	1,885
Additional paid-in capital	297,864	241,117
Accumulated deficit	(314,333)	(262,486)
Total Stockholders’ Equity (Deficit)	(13,047)	(19,483)
Total Liabilities and Stockholders’ Equity (Deficit)	$5,378	$13,290

The accompanying notes are an integral part of these financial statements.

CHECKPOINT THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the year ended December 31,
	2023	2022
Revenue - related party	$103	$192

Operating expenses:
Research and development	43,566	49,825
General and administrative	8,685	8,700
Total operating expenses	52,251	58,525
Loss from operations	(52,148)	(58,333)

Other income (loss):
Interest income	84	160
Gain (loss) on common stock warrant liabilities	217	(4,451)
Total other income (loss)	301	(4,291)
Net Loss	$(51,847)	$(62,624)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(3.17)	$(7.09)

Basic and diluted weighted average number of common shares outstanding	18,742,494	8,835,521

The accompanying notes are an integral part of these financial statements.

CHECKPOINT THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

								Total
					Common	Additional		Stockholders’
	Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	(Deficit)
Balances at December 31, 2021	700,000	$—	7,757,440	$1	$6,598	$223,009	$(199,862)	$29,746
Issuance of common shares, net of offering costs - At-the-market offering	—	—	532,816	—	—	9,872	—	9,872
Stock-based compensation expense	—	—	143,571	—	—	2,924	—	2,924
Issuance of common shares, net of offering costs - Registered direct offering	—	—	950,000	—	—	—	—	—
Issuance of common shares - Founders Agreement	—	—	268,813	—	(6,598)	7,016	—	418
Common shares issuable - Founders Agreement	—	—	—	—	1,885	—	—	1,885
Net settlement of shares withheld for payment of employee taxes	—	—	(64,856)	—	—	(1,698)	—	(1,698)
Fractional share adjustment	—	—	(1,101)	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(62,624)	(62,624)
Balances at December 31, 2022	700,000	$—	9,586,683	$1	$1,885	$241,117	$(262,486)	$(19,483)
Stock-based compensation expense	—	—	1,091,098	—	—	2,897	—	2,897
Issuance of common shares, net of offering costs - Registered direct offerings	—	—	6,957,186	1	—	30,124	—	30,125
Issuance of common shares - Founders Agreement	—	—	767,567	—	(1,885)	2,837	—	952
Common shares issuable - Founders Agreement	—	—	—	—	3,419	—	—	3,419
Exercise of prefunded and common stock warrants, including inducement	—	—	8,639,501	1	—	20,889	—	20,890
Net loss	—	—	—	—	—	—	(51,847)	(51,847)
Balances at December 31, 2023	700,000	$—	27,042,035	$3	$3,419	$297,864	$(314,333)	$(13,047)

The accompanying notes are an integral part of these financial statements.

CHECKPOINT THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(51,847)	$(62,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,897	2,924
Issuance of common shares - Founders Agreement	952	418
Common shares issuable - Founders Agreement	3,419	1,885
(Gain) loss on common stock warrant liabilities	(217)	4,451
Changes in operating assets and liabilities:
Prepaid expenses and other assets	699	(173)
Other receivables - related party	73	(56)
Accounts payable and accrued expenses	(5,075)	(4,622)
Accounts payable and accrued expenses - related party	1,509	243
Net cash used in operating activities	(47,590)	(57,554)

Cash Flows from Financing Activities:
Issuance of common shares - Registered direct offerings	33,621	7,500
Payment of offering costs for the issuance of common shares - Registered direct offerings	(3,289)	(781)
Issuance of common shares - At-the-market offering	—	10,120
Payment of offering costs for the issuance of common shares - At-the-market offering	—	(248)
Net settlement of shares withheld for payment of employee taxes	—	(1,698)
Payment of Fractional shares	—	(6)
Cash received for exercise of warrants	11,134	—
Payment of transactional costs for exercise of warrants	(1,016)	—
Net cash provided by financing activities	40,450	14,887

Net decrease in cash and cash equivalents	(7,140)	(42,667)
Cash and cash equivalents at beginning of period	12,068	54,735
Cash and cash equivalents at end of period	$4,928	$12,068
Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$1,885	$6,598
Issuance of common shares - Registered direct offerings (offering costs incurred but not paid)	$207	$—
Warrant inducement (transactional costs incurred but not paid)	$56	$—

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

Liquidity, Capital Resources and Going Concern

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2023, the Company had an accumulated deficit of $314.3 million.

In December 2022, the Company closed on a registered direct offering (the “December 2022 Registered Direct Offering”) for the issuance and sale of an aggregate of 950,000 shares of our common stock at a purchase price of $4.325 per share. In addition, the offering included 784,105 shares of common stock in the form of pre - funded warrants at a price of $4.3249. The common stock and the pre - funded warrants were sold together with Series A warrants to purchase up to 1,734,105 shares of common stock and Series B warrants to purchase up to 1,734,105 shares of common stock. The Series A warrants are exercisable immediately upon issuance and will expire five years following the issuance date and have an exercise price of $4.075 per share and the Series B warrants are exercisable immediately upon issuance and will expire eighteen months following the issuance date and have an exercise price of $4.075 per share.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

Total gross proceeds from the December 2022 Registered Direct Offering were $7.5 million with net proceeds of approximately $6.7 million after deducting approximately $0.8 million in commissions and other transaction costs.

In February 2023, the Company closed on a registered direct offering (the “February 2023 Registered Direct Offering”) for the issuance and sale of an aggregate of 1,180,000 shares of its common stock at a purchase price of $5.25 per share in a registered direct offering. In addition, the offering includes 248,572 shares of common stock in the form of pre-funded warrants at a price of $5.2499. In a concurrent private placement, Checkpoint issued and sold Series A warrants to purchase up to 1,428,572 shares of common stock and Series B warrants to purchase up to 1,428,572 shares of common stock. The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $5.00 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The total gross proceeds from the offering were approximately $7.5 million with net proceeds of approximately $6.7 million after deducting approximately $0.8 million in commissions and other transaction costs.

In April 2023, the Company closed on a registered direct offering (the “April 2023 Registered Direct Offering”) for the issuance and sale of an aggregate of 1,700,000 shares of its common stock at a purchase price of $3.60 per share of common stock in a registered direct offering. In a concurrent private placement, Checkpoint issued and sold Series A warrants to purchase up to 1,700,000 shares of common stock and Series B warrants to purchase up to 1,700,000 shares of common stock. The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $3.35 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The total gross proceeds from the offering were approximately $6.1 million with net proceeds of approximately $5.5 million after deducting approximately $0.6 million in commissions and other transaction costs.

In May 2023, the Company closed on a registered direct offering (the “May 2023 Registered Direct Offering”) for the issuance and sale of an aggregate of 1,650,000 shares of its common stock at a purchase price of $3.071 per share of common stock in a registered direct offering. In addition, the offering includes 1,606,269 shares of common stock in the form of pre-funded warrants at a price of $3.0709. The common stock and the pre-funded warrants were sold together with Series A warrants to purchase up to 3,256,269 shares of common stock and Series B warrants to purchase up to 3,256,269 shares of common stock. The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $2.821 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The total gross proceeds from the offering were approximately $10.0 million with net proceeds of approximately $9.1 million after deducting approximately $0.9 million in commissions and other transaction costs.

In July 2023, the Company closed on a registered direct offering (the “July 2023 Registered Direct Offering”) for the issuance and sale of an aggregate of 2,427,186 shares of its common stock at a purchase price of $3.09 per share of common stock in a registered direct offering. In addition, the offering includes 809,062 shares of common stock in the form of pre-funded warrants at a price of $3.0899. The common stock and the pre-funded warrants were sold together with Series A warrants to purchase up to 3,236,248 shares of common stock and Series B warrants to purchase up to 3,236,248 shares of common stock. The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $2.84 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The total gross proceeds from the offering were approximately $10.0 million with net proceeds of approximately $9.1 million after deducting approximately $0.9 million in commissions and other transaction costs.

In October 2023, the Company entered into an inducement offer letter agreement (the “October 2023 Inducement”) with a certain holder of its existing warrants to exercise for cash an aggregate of 6,325,354 shares of the Company’s common stock at a reduced exercise price of $1.76 per share. The warrants were issued to the holder as part of the December 2022 Registered Direct Offering with an exercise price of $4.075 per share and as part of the February 2023 Registered Direct Offering with an exercise price of $5.00 per share. As part of the October 2023 Inducement, the Company agreed to issue new unregistered Series A Warrants to purchase up to 6,325,354 shares of Common Stock and new unregistered Series B Warrants to purchase up to 6,325,354 shares of Common Stock (collectively, the “October 2023 Common Stock Warrants”). The October 2023 Common Stock Warrants are exercisable immediately upon issuance with an exercise price of $1.51 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire twenty-four months following the issuance date. The total gross proceeds from the exercise were approximately

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

$11.1 million with net proceeds of approximately $10.0 million after deducting approximately $1.1 million in commissions and other transaction costs.

The Company expects to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, which may include financing the Company’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. In performing its analysis, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future equity or debt issuances and other potential sources such as partnerships cannot be considered probable at this time because these plans are not entirely within the Company’s control nor have these plans been approved by the Board as of the date of these financial statements.

The Company believes that its cash and cash equivalents are only sufficient to fund its operating expenses into the third quarter of 2024. The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include reduced 2024 spending, including projected savings through delaying the development timelines of certain programs and the pursuit of additional cash resources through public or private equity or debt financings and potential partnerships. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements. The Company’s estimate as to how long it expects its existing cash to be able to continue to fund its operations is based on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. Further, changing circumstances, some of which may be beyond its control, could cause the Company to consume capital faster than it currently anticipates, and it may need to seek additional funds sooner than planned. The Company cannot be certain that additional funding will be available to it on acceptable terms, or at all.

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

Other Receivables - Related Party

Other receivables consist of amounts due to the Company from TG Therapeutics, Inc. (“TGTX”), a related party, and are recorded at the invoiced amount. Effective September 30, 2023, the Company and TGTX agreed to mutually terminate the collaboration agreements.

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

Annual Equity Fee

Under the Founders Agreement with Checkpoint dated March 17, 2015 and amended and restated in July 2016 and October 2017 (the “Founders Agreement”), Fortress is entitled to an annual equity fee on January 1 of each year equal to 2.5% of fully diluted outstanding equity of the Company, payable in Checkpoint common shares (“Annual Equity Fee”). The Annual Equity Fee was part of the consideration payable for formation of the Company, identification of certain assets, including the license contributed to Checkpoint by Fortress (see Note 4).

The Company records the Annual Equity Fee in connection with the Founders Agreement with Fortress as contingent consideration. Contingent consideration is recorded when probable and reasonably estimable. Due to the nature of the Company’s assets and stage of development, future share prices and shares outstanding cannot be estimated prior to the issuance of the Annual Equity Fee. Due to these

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

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

Pursuant to the Founders Agreement, the Company will issue 1,492,915 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully diluted outstanding equity of Checkpoint on January 1, 2024. The Company did not have enough unreserved authorized shares under its certificate of incorporation on January 1, 2024 to issue the shares for the Annual Equity Fee. Therefore, in December 2023, Fortress and Checkpoint mutually agreed to defer the issuance until such time as certificate of incorporation has been amended in order to increase the number of authorized that may be issued thereunder. Because the number of outstanding shares issuable to Fortress was determinable on January 1, 2024 prior to the issuance of the December 31, 2023 financial statements, the Company recorded approximately $3.4 million in research and development expense and a credit to Common shares issuable - Founders Agreement during the year ended December 31, 2023.

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

In addition, because some of the restricted stock, restricted stock units and options issued to employees, directors and consultants vest upon achievement of certain milestones, the total expense is uncertain. Compensation expense for such awards that vest upon the achievement of milestones is recognized when the achievement of such milestones is probable.

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

Revenue from Contracts with Customers

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of ASC 606 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties (for example, some sales taxes). The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

●	variable consideration;
●	constraining estimates of variable consideration;
●	the existence of a significant financing component in the contract;
●	noncash consideration; and
●	consideration payable to a customer

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

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

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. For tax positions that are more likely than not to be sustained upon audit, the Company recognizes the largest amount with a greater than 50% likely of being realized. The Company does not recognize any portion of the benefit for tax positions that are not more likely than not to be sustained upon audit. As of December 31, 2023 and December 31, 2022, the Company determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset.

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Net loss attributable to common stockholders consisted of net loss, as adjusted for deemed dividends. The Company recorded a deemed dividend for the modification of certain of its existing warrants and issuance of the October 2023 Common Stock Warrants of $7.5 million during the year ended December 31, 2023 (see Notes 1 and 6). Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The following table summarizes potentially dilutive securities outstanding at December 31, 2023 and 2022 that were excluded from the computation of diluted net loss per share, as they would be anti-dilutive:

	December 31,
	2023	2022
Warrants (Note 6)	30,097,671	3,573,492
Stock options (Note 6)	127,000	27,000
Unvested restricted stock awards (Note 6)	1,316,120	378,897
Unvested restricted stock units (Note 6)	615,884	85,000
Total	32,156,675	4,064,389

The unexercised pre-funded warrants from the December 2022 Registered Direct Offering were included in the December 31, 2022 computation of diluted net loss per share since the exercise price was $0.0001. The 1,134,000 shares held in abeyance from the

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

October 2023 Inducement (see Note 6) as of December 31, 2023 were included in the December 31, 2023 computation of diluted net loss per share since no additional consideration is due upon issuance of the shares.

Comprehensive Loss

The Company has no components of comprehensive loss other than net loss. Thus, comprehensive loss is the same as net loss for the periods presented.

Recent Accounting Standards

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Updated and Simplification Initiative, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. ASU 2023-06 was issued in response to the SEC’s August 2018 final rule that updated and simplified disclosure requirements and is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company is currently evaluating the impact of the new standard on its disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amends ASC 280, Segment Reporting to require public entities to disclose significant segment expenses and other segment items that are regularly provided to the chief operating decision maker (“CODM”) and included in each reported measure of a reportable segment’s profit or loss, on an annual and interim basis, and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The ASU permits entities to report multiple measures of a reportable segment’s profit or loss if the CODM uses those measures to allocate resources and assess performance. The guidance is required to be applied retrospectively to all periods presented in the financial statements, unless impracticable. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is also permitted. Although the guidance only requires additional disclosures, the Company is in the process of determining the impact of this guidance to its segment disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require public entities to disclose on an annual basis a tabular reconciliation using both percentages and amounts, broken out into specific categories with certain reconciling items at or above 5% of the statutory (i.e. expected) tax further broken out by nature and/or jurisdiction. The ASU requires all entities to disclose on an annual basis the amount of income taxes paid (net of refunds received), disaggregated between federal (national), state/local and foreign, and amounts paid to an individual jurisdiction when 5% or more of the total income taxes paid. The guidance is required to be applied on a prospective basis; retrospective application is permitted. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Although the guidance only requires additional disclosures, the Company is in the process of determining the impact of this guidance to its income tax disclosures.

Note 3 - License Agreements

Dana-Farber Cancer Institute

In March 2015, the Company entered into an exclusive license agreement with Dana-Farber Cancer Institute (“Dana Farber”) to develop a portfolio of fully human immuno-oncology targeted antibodies targeting PD-L1, Glucocorticoid-induced TNFR-related protein (“GITR”) and Carbonic anhydrase IX (“CAIX”). Under the terms of the license agreement, the Company paid Dana-Farber an up-front licensing fee of $1.0 million and, on May 11, 2015, granted Dana-Farber 50,000 shares, valued at $32,500 or $0.65 per share. The license agreement included an anti-dilution clause that maintained Dana-Farber’s ownership at 5% until such time that the Company raised $10 million in cash in exchange for common shares. Pursuant to this provision, on September 30, 2015, the Company granted to Dana-Farber an additional 13,683 shares of common stock valued at approximately $0.6 million and the anti-dilution clause thereafter

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

expired. Dana-Farber is eligible to receive payments of up to an aggregate of approximately $21.5 million for each licensed product upon the Company’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. As of December 31, 2023, $5.0 million of these milestones have been expensed for the antibody targeting PD-L1. In addition, Dana-Farber is eligible to receive up to an aggregate of $60.0 million upon the Company’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales. Dana-Farber also receives an annual license maintenance fee of $50,000, which is creditable against future milestone payments or royalties.

In connection with the license agreement with Dana-Farber, in March 2015 the Company entered into a collaboration agreement with TGTX, which was amended and restated in June 2019, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. The Company retained the right to develop and commercialize these antibodies in solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Effective September 30, 2023, the Company and TGTX agreed to mutually terminate the collaboration agreement. For the years ended December 31, 2023 and 2022, the Company recognized approximately $58,000 and $121,000 respectively, in revenue from our collaboration agreement with TGTX in the Statements of Operations.

Adimab, LLC

In October 2015, Fortress entered into a collaboration agreement with Adimab, LLC (“Adimab”) to discover and optimize antibodies using their proprietary core technology platform. Under this agreement, Adimab optimized cosibelimab, the Company’s anti-PD-L1 antibody which it originally licensed from Dana-Farber. In January 2019, Fortress transferred the rights to the optimized antibody to the Company, and Checkpoint entered into a collaboration agreement directly with Adimab on the same day. Under the terms of the agreement, Adimab is eligible to receive additional payments from the Company up to an aggregate of approximately $2.5 million upon various filings for regulatory approvals to commercialize the product. In addition, Adimab is eligible to receive royalty payments from the Company based on a tiered low single digit percentage of net sales.

In February 2023, the Company expensed a non-refundable milestone payment of $2.2 million to research and development expenses upon the United States Food and Drug Administration’s filing acceptance of the Company’s Biologics License Application for cosibelimab.

NeuPharma, Inc.

In March 2015, Fortress entered into an exclusive license agreement with NeuPharma, Inc. (“NeuPharma”) to develop and commercialize novel irreversible, 3rd generation EGFR inhibitors, including olafertinib, on a worldwide basis other than certain Asian countries. On the same date, Fortress assigned all of its right and interest in the EGFR inhibitors to the Company. Under the terms of the license agreement, the Company paid NeuPharma an up-front licensing fee of $1.0 million, and NeuPharma is eligible to receive additional payments of up to an aggregate of approximately $39.0 million upon the Company’s successful achievement of certain clinical development and regulatory milestones covering up to three indications, of which $22.5 million are due upon various regulatory approvals to commercialize the products. In addition, NeuPharma is eligible to receive payments of up to an aggregate of $40.0 million upon the Company’s successful achievement of certain sales milestones based on aggregate net sales across all indications, in addition to royalty payments based on a tiered mid to high-single digit percentage of net sales.

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

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

In connection with the license agreement with Jubilant, the Company entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retained the right to develop and commercialize these compounds in the field of solid tumors. Effective September 30, 2023, the Company and TGTX agreed to mutually terminate the sublicense agreement. For the years ended December 31, 2023 and 2022, the Company recognized approximately $46,000 and $70,000, respectively, in revenue related to the sublicense agreement in the Statements of Operations.

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

Note 4 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

Effective March 17, 2015, the Company entered into a Founders Agreement with Fortress, which was amended in July 2016 and October 2017. The Founders Agreement provides, that in exchange for the time and capital expended in the formation of Checkpoint and the identification of specific assets the acquisition of which resulted in the formation of a viable emerging growth life science company, the Company shall: (i) issue annually to Fortress, on January 1 of each year, shares of common stock equal to two and one-half percent (2.5)% of the fully diluted outstanding equity of Checkpoint at the time of issuance; (ii) pay an equity fee in shares of common stock, payable within five (5) business days of the closing of any equity or debt financing for Checkpoint or any of its respective subsidiaries that occurs after the effective date of the Founders Agreement and ending on the date when Fortress no longer has majority voting control in Checkpoint’s voting equity, equal to two and one-half percent (2.5)% of the gross amount of any such equity or debt financing; and (iii) pay a cash fee equal to four and one half percent (4.5)% of Checkpoint’s annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a change in control (as it is defined in the Founders Agreement), Checkpoint will pay a one-time change in control fee equal to five times (5x) the product of (i) monthly net sales for the twelve (12) months immediately preceding the change in control and (ii) four and one-half percent (4.5)%. The Founders Agreement has a term of fifteen years, after which it automatically renews for one-year periods unless Fortress gives the Company notice of termination. The Founders Agreement will also automatically terminate upon a change of control.

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of the Company’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of its Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. The MSA shall be automatically extended for additional five-year periods unless Fortress or the Company provides notice to the other party of its desire not to automatically extend the term. For the years ended December 31, 2023 and 2022, the Company recognized $0.5 million in expense in its Statements of Operations related to the MSA.

Caribe BioAdvisors, LLC

In December 2016, the Company entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. In June 2023, Mr. Weiss assigned the agreement to Hawkins BioVentures, LLC. For each of the years ended December 31, 2023 and 2022, the Company recognized approximately $110,000 in expenses in its Statements of Operations related to the advisory agreement, including $50,000 in expenses related to annual equity incentive grants.

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

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of December 31, 2023 and 2022, there was no litigation against the Company.

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

As of December 31, 2023 and 2022, there were 700,000 shares of Class A common stock issued and outstanding to Fortress. Dividends are to be distributed pro-rata to the Class A and common stockholders. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stockholders are entitled to a number of votes per share equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

At the Market Issuance Sales Agreement

In November 2020, the Company filed a shelf registration statement on Form S-3 (the “November 2020 S-3”), which was declared effective in December 2020 (File No. 333-251005). Under the S-3, the Company may sell up to a total of $100 million of its securities. In connection with the S-3, the Company entered into an At-the-Market Issuance Sales Agreement (the “ATM”) with Cantor Fitzgerald & Co., Ladenburg Thalmann & Co. Inc. and H.C. Wainwright & Co., LLC (each an “Agent” and collectively, the “Agents”) relating to the sale of shares of common stock. Under the ATM, the Company pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock.

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

Registered Direct Offerings

In December 2022, the Company closed on the December 2022 Registered Direct Offering for the issuance and sale of an aggregate of 950,000 shares of its common stock at a purchase price of $4.325 per share of common stock. In addition, the offering includes 784,105 shares of common stock in the form of pre-funded warrants at a price of $4.33249. The pre-funded warrants were funded in full at closing except for a nominal exercise price of $0.0001 and are exercisable commencing on the closing date and will terminate when such pre-funded warrants are exercised in full. The common stock and the pre-funded warrants were sold together with Series A warrants to purchase up to 1,734,105 shares of common stock and Series B warrants to purchase up to 1,734,105 shares of common stock (collectively, the “December 2022 Common Stock Warrants”). The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $4.075 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The Company also issued the placement agent warrants to purchase up to 104,046 shares of common stock with an exercise price of $5.406 per share (the “December 2022 Placement Agent Warrants”). Total gross proceeds from the December 2022 Registered Direct Offering were $7.5 million with net proceeds of approximately $6.7 million after deducting approximately $0.8 million in commissions and other transaction costs. The shares of common stock and the shares underlying the prefunded warrants, December 2022 Common Stock Warrants, and December 2022 Placement Agent Warrants were registered for sale under the November 2020 S-3. In January 2023, the pre-funded warrants from the December 2022 Registered Direct Offering were fully exercised. The December 2022 Common Stock Warrants and December 2022 Placement Agent Warrants met the criteria for liability classification (See Note 7).

In February 2023, the Company closed on the February 2023 Registered Direct Offering for the issuance and sale of an aggregate of 1,180,000 shares of its common stock at a purchase price of $5.25 per share of common stock. In addition, the offering includes 248,572 shares of common stock in the form of pre-funded warrants at a price of $5.2499. The pre-funded warrants were funded in full at closing except for a nominal exercise price of $0.0001 and are exercisable commencing on the closing date and will terminate when such pre-funded warrants are exercised in full. In a concurrent private placement, Checkpoint issued and sold Series A warrants to purchase up to 1,428,572 shares of common stock and Series B warrants to purchase up to 1,428,572 shares of common stock (collectively, the “February 2023 Common Stock Warrants”). The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $5.00 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The Company also issued the placement agent warrants to purchase up to 85,714 shares of common stock with an exercise price of $6.5625 per share. The total gross proceeds from the February 2023 Registered Direct Offering were approximately $7.5 million with net proceeds of approximately $6.7 million after deducting approximately $0.8 million in commissions and other transaction costs. The shares of common stock and the shares underlying the prefunded warrants were registered for sale under the November 2020 S-3. In March 2023, the Company filed a registration statement on Form S-3 to register the February 2023 Common Stock Warrants and placement agent warrants, which was declared effective May 5, 2023 (File No. 333-270474). In February 2023, the pre-funded warrants from the February 2023 Registered Direct Offering were fully exercised. The February 2023 Common Stock Warrants and placement agent warrants met the criteria for equity classification.

In April 2023, the Company closed on the April 2023 Registered Direct Offering for the issuance and sale of an aggregate of 1,700,000 shares of its common stock at a purchase price of $3.60 per share of common stock. In a concurrent private placement, Checkpoint issued and sold Series A warrants to purchase up to 1,700,000 shares of common stock and Series B warrants to purchase up to 1,700,000 shares of common stock (collectively, the “April 2023 Common Stock Warrants”). The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $3.35 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The Company also issued the placement agent warrants to purchase up to 102,000 shares of common stock with an exercise price of $4.50 per share. The total gross proceeds from the April 2023 Registered Direct Offering were approximately $6.1 million with net proceeds of approximately $5.5 million after deducting approximately $0.6 million in commissions and other transaction costs. The shares of common stock were registered for sale under the November 2020 S-3. In April 2023, the Company filed a registration statement on Form S-3 to register the April 2023 Common Stock Warrants and placement agent warrants, which was declared effective May 5, 2023 (File No. 333-271171). The April 2023 Common Stock Warrants and placement agent warrants met the criteria for equity classification.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

The November 2020 Form S-3 expired in December 2023.

In March 2023, the Company filed a shelf registration statement on Form S-3 (the “March 2023 S-3”), which was declared effective May 5, 2023 (File No. 333-270843). Under the March 2023 S-3, the Company may sell up to a total of $150 million of its securities.

In May 2023, the Company closed on the May 2023 Registered Direct Offering for the issuance and sale of an aggregate of 1,650,000 shares of its common stock at a purchase price of $3.071 per share of common stock. In addition, the offering includes 1,606,269 shares of common stock in the form of pre-funded warrants at a price of $3.0709. The pre-funded warrants were funded in full at closing except for a nominal exercise price of $0.0001 and are exercisable commencing on the closing date and will terminate when such pre-funded warrants are exercised in full. The common stock and the pre-funded warrants were sold together with Series A warrants to purchase up to 3,256,269 shares of common stock and Series B warrants to purchase up to 3,256,269 shares of common stock (collectively, the “May 2023 Common Stock Warrants”). The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $2.821 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The Company also issued the placement agent warrants to purchase up to 195,376 shares of common stock with an exercise price of $3.8388 per share. The total gross proceeds from the May 2023 Registered Direct Offering were approximately $10.0 million with net proceeds of approximately $9.1 million after deducting approximately $0.9 million in commissions and other transaction costs. The shares of common stock and the shares underlying the prefunded warrants, May 2023 Common Stock Warrants, and placement agent warrants were registered for sale under the March 2023 S-3. In August 2023, the pre-funded warrants from the May 2023 Registered Direct Offering were fully exercised. The May 2023 Common Stock Warrants and placement agent warrants met the criteria for equity classification.

In July 2023, the Company closed on the July 2023 Registered Direct Offering for the issuance and sale of an aggregate of 2,427,186 shares of its common stock at a purchase price of $3.09 per share of common stock in a registered direct offering. In addition, the offering includes 809,062 shares of common stock in the form of pre-funded warrants at a price of $3.0899. The pre-funded warrants were funded in full at closing except for a nominal exercise price of $0.0001 and are exercisable commencing on the closing date and will terminate when such pre-funded warrants are exercised in full. The common stock and the pre-funded warrants were sold together with Series A warrants to purchase up to 3,236,248 shares of common stock and Series B warrants to purchase up to 3,236,248 shares of common stock (collectively, the “July 2023 Common Stock Warrants”). The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $2.84 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The Company also issued the placement agent warrants to purchase up to 194,175 shares of common stock with an exercise price of $3.8625 per share. The total gross proceeds from the July 2023 Registered Direct Offering were approximately $10.0 million with net proceeds of approximately $9.1 million after deducting approximately $0.9 million in commissions and other transaction costs. The shares of common stock and the shares underlying the prefunded warrants, July 2023 Common Stock Warrants, and placement agent warrants were registered for sale under the March 2023 S-3. In September 2023, the pre-funded warrants from the July 2023 Registered Direct Offering were fully exercised. The July 2023 Common Stock Warrants and placement agent warrants met the criteria for equity classification.

As of December 31, 2023, approximately $91.7 million of securities remain available for sale under the March 2023 Form S-3.

Warrant Inducement

In October 2023, the Company entered into the October 2023 Inducement with a holder of certain of its existing warrants to exercise for cash an aggregate of 6,325,354 shares of the Company’s common stock at a reduced exercise price of $1.76 per share. The exercised warrants included the December 2022 Common Stock Warrants with an original exercise price of $4.075 per share and the February Common Stock Warrants with an original exercise price of $5.00 per share. These warrants were issued as part of the December 2022 Registered Direct Offering and February 2023 Registered Direct Offering. As part of the October 2023 Inducement, the Company agreed to issue new unregistered Series A Warrants to purchase up to 6,325,354 shares of Common Stock and new unregistered Series B Warrants to purchase up to 6,325,354 shares of Common Stock. The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $1.51 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire twenty-four months following the issuance date. The Company also issued the placement agent warrants to purchase up to 379,521 shares of common stock with an exercise price of $2.20 per share. The total gross proceeds from the October 2023 Inducement were approximately $11.1 million with net proceeds of approximately $10.0 million after deducting approximately $1.1

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

million in commissions and other transaction costs. In November 2023, the Company filed a registration statement on Form S-3 to register the October 2023 Common Stock Warrants and placement agent warrants, which was declared effective November 24, 2023 (File No. 333-275644). The October 2023 Common Stock Warrants and placement agent warrants met the criteria for equity classification.

The December 2022 Common Stock Warrants, which were liability classified, were revalued on October 4, 2023 using Black-Scholes Model to calculate the difference in fair value as a result of the change in exercise price. The difference in fair value of $1.2 million was recorded as a loss on common stock warrant liabilities in the Statements of Operations. The issuance of the October 2023 Common Stock Warrants was also considered as part of the cost of the inducement and were valued using Black-Scholes Model and allocated between the December 2022 Common Stock Warrants and The February 2023 Common Stock Warrants on a weighted basis. The approximately $7.7 million allocated to the December 2022 Common Stock Warrants was recorded as loss on common stock warrant liabilities in the Statements of Operations with a corresponding offset to additional paid-in-capital (see Note 7).

The February 2023 Common Stock Warrants, which were equity classified and treated under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, were revalued using Black-Scholes Model to calculate the difference in fair value as a result of the change in exercise price. The difference in fair value of $1.1 million was deemed to be a dividend and recorded to additional paid-in-capital because the Company had an accumulated deficit on the exercise date. The approximately $6.3 million allocated to the February 2023 Common Stock Warrants from the issuance of the October 2023 Common Stock Warrants was also deemed to be a dividend and recorded to additional paid-in-capital because the Company had an accumulated deficit on the exercise date. As a result, the Company presents a deemed dividend for the modification of the February 2023 Common Stock Warrants and issuance of the October 2023 Common Stock Warrants of $7.5 and $0 million for the years ended December 31, 2023 and 2022, respectively. The deemed divided was included in net loss attributable to common stockholders in the calculation of net loss per share in the consolidated statements of operations (see Note 2).

Upon the close of the transaction, the Company issued the holder 110,000 of the 6,325,354 shares of common stock that were issuable upon exercise of the existing warrants. Due to the beneficial ownership limitation provisions in the inducement offer letter agreement, the remaining 6,215,354 shares were initially unissued, and held in abeyance for the benefit of the holder until notice from the holder that the shares may be issued in compliance with the agreement. As of December 31, 2023, 1,134,000 shares remained in abeyance. These shares were fully issued to the holder in January 2024.

Shares Issued Under the Founders Agreement

Pursuant to the Founders Agreement, the Company issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the offerings and warrant exercises noted above. Accordingly, the Company issued 398,660 shares and 56,671 shares to Fortress for the years ended December 31, 2023 and 2022, respectively, and recorded expenses of approximately $1.0 million and $0.4 million related to these stock grants, which is included in general and administrative expenses in the Company’s Statements of Operations for the years ended December 31, 2023 and 2022, respectively.

Pursuant to the Founders Agreement, the Company issued 368,907 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully diluted outstanding equity of the Company on January 1, 2023. Pursuant to the Founders Agreement, the Company will issue 1,492,915 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully diluted outstanding equity of the Company on January 1, 2024. The Company did not have enough unreserved authorized shares under its certificate of incorporation on January 1, 2024 to issue the shares for the Annual Equity Fee. Therefore, in December 2023, Fortress and Checkpoint mutually agreed to defer the issuance until such time as the certificate of incorporation has been amended in order to increase the number of authorized shares that may be issued thereunder (see Notes 2 and 4).

The Company may offer the securities under the S-3 from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

Equity Incentive Plan

The Company has in effect the Amended and Restated 2015 Incentive Plan (“2015 Incentive Plan”). The 2015 Incentive Plan was adopted in March 2015 by our stockholders. Under the 2015 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to directors, officers, employees and consultants. An amendment to the 2015 Incentive Plan was approved by holders of a majority of the voting power of the common stock of the Company on November 17, 2023 to increase the shares available for issuance to 6,000,000 shares. The plan expires 10 years from the effective date of the amendment and limits the term of each option to no more than 10 years from the date of grant.

As of December 31, 2023, 3,510,830 shares are available for issuance under the 2015 Incentive Plan.

Restricted Stock Awards

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activity for the years ended December 31, 2023 and 2022:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2021	451,266	$33.48
Granted	159,416	20.00
Forfeited	(15,850)	30.19
Vested	(215,935)	36.63
Nonvested at December 31, 2022	378,897	$26.15
Granted	1,103,698	2.33
Forfeited	(55,100)	11.34
Vested	(111,375)	25.07
Non-vested at December 31, 2023	1,316,120	$6.88

As of December 31, 2023, there was $2.4 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.9 years. This amount does not include, as of December 31, 2023, 186,733 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Restricted Stock Units

Certain employees have been awarded restricted stock units. The following table summarizes restricted stock units activity for the years ended December 31, 2023 and 2022:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested at December 31, 2021	—	$—
Granted	85,000	10.50
Non-vested at December 31, 2022	85,000	10.50
Granted	577,384	2.25
Forfeited	(4,000)	10.50
Vested	(42,500)	10.50
Non-vested at December 31, 2023	615,884	$2.77

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

As of December 31, 2023, all restricted stock units outstanding are performance-based and vest upon achievement of certain corporate milestones. The expense for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Stock Options

The following table summarizes stock option award activity for the years ended December 31, 2023 and 2022:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Stock Options	Exercise Price	(in years)
Outstanding as of December 31, 2021	27,000	$31.35	7.44
Granted	4,000	14.20
Forfeited	(4,000)	14.20
Outstanding as of December 31, 2022	27,000	$31.35	6.44
Granted	100,000	2.81
Outstanding as of December 31, 2023	127,000	$8.88	8.60
Vested and exercisable as of December 31, 2023	19,500	$24.68	6.04

Upon the exercise of stock options, the Company will issue new shares of its common stock.

The Company used the Black-Scholes Model for determining the estimated fair value of stock-based compensation related to stock options. The table below summarizes the assumptions used:

	For the Years Ended December 31,
	2023	2022
Risk-free interest rate	3.7%	2.9%
Expected dividend yield	—	—
Expected term in years	10.0	10.0
Expected volatility	83.5%	73.1%

Warrants

A summary of warrant activities for years ended December 31, 2023 and 2022 is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Warrants	Exercise Price	(in years)
Outstanding as of December 31, 2021	1,249	$—	3.83
Granted	4,356,361	3.37
Fractional share adjustment	(13)	—
Outstanding as of December 31, 2022	4,357,597	$3.37	3.26
Granted	35,513,575	2.30
Exercised	(9,773,501)	1.76
Outstanding as of December 31, 2023	30,097,671	$2.36	3.00

Upon the exercise of warrants, the Company will issue new shares of its common stock.

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the years ended December 31, 2023 and 2022 (in thousands).

	For the year ended December 31,
	2023	2022
Research and development	$1,169	$888
General and administrative	1,728	2,036
Total stock-based compensation expense	$2,897	$2,924

Note 7 – Common Stock Warrant Liabilities

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

On December 16, 2022, the Company closed on an offering for the sale of shares of its common stock and pre-funded warrants as part of the December 2022 Registered Direct Offering. The common stock and the pre-funded warrants were sold together with December 2022 Common Stock Warrants. The Company also issued the placement agent warrants to purchase shares (See Note 6).

The Company deemed the December 2022 Common Stock Warrants and December 2022 Placement Agent Warrants to be classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside its control. The December 2022 Common Warrants and December 2022 Placement Agent Warrants were recorded at the time of closing at a fair value, determined by using the Black-Scholes Model. As the total fair value of the common stock warrant liability exceeded the total proceeds, no proceeds were allocated to the common stock and pre-funded warrants issued as part of the transaction. The Company revalued the December 2022 Common Stock Warrants and December 2022 Placement Agent Warrants at December 31, 2022, resulting in a fair value of $11.2 million. The Company also revalued the December 2022 Common Stock Warrants and December 2022 Placement Agent Warrants at each reporting period in 2023, resulting in gains throughout the year.

In October 2023, the Company entered into the October 2023 Inducement with a holder of certain of its existing warrants to exercise for cash an aggregate of 6,325,354 shares of the Company’s common stock at a reduced exercise price of $1.76 per share (see Note 6). Included in the exercise were the entirety of the December 2022 Common Stock Warrants. The Company revalued the December 2022 Common Stock Warrants on October 4, 2023, resulting in a fair value of $3.1 million. The decrease in the fair value of the common stock warrant liability throughout the year resulted in an offsetting gain on common stock warrant liabilities in the Statements of Operations. Since the December 2022 Placement Agent Warrants issued in the December 2022 Registered Direct Offering were not included in the October 2023 Inducement and have not been exercised, they were revalued at December 31, 2023.

Warrant
Liabilities
Common Stock Warrant liabilities at December 31, 2021	$—
Issuance of December 2022 Common Stock Warrants	7,640
Issuance of December 2022 Placement Agent Warrants	278
Change in fair value of Common Stock Warrant liabilities	3,252
Common Stock Warrant liabilities at December 31, 2022	$11,170
Change in fair value of Common Stock Warrant liabilities	(7,924)
Exercise of December 2022 Common Stock Warrants	(3,121)
Common Stock Warrant liabilities at December 31, 2023	$125

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

The Company used the Black-Scholes Model for determining the estimated fair value of the common stock warrant liabilities, including as part of the October 2023 Inducement. A summary of the weighted average (in aggregate) significant unobservable inputs used in measuring the warrant liability is determined using Level 3 inputs as follows:

	October 4,	December 31,
Series A Warrants	2023	2022
Exercise price	$1.76	$4.08
Volatility	91.4%	89.4%
Expected life	4.2	5.0
Risk-free rate	4.7%	4.0%
Dividend yield	—	—

	October 4,	December 31,
Series B Warrants	2023	2022
Exercise price	$1.76	$4.08
Volatility	99.6%	82.4%
Expected life	0.7	1.5
Risk-free rate	5.4%	4.7%
Dividend yield	—	—

	December 31,	December 31,
Placement Agent Warrants	2023	2022
Exercise price	$5.41	$5.41
Volatility	96.4%	89.4%
Expected life	4.0	5.0
Risk-free rate	3.8%	4.0%
Dividend yield	—	—

Note 8 - Income Taxes

The Company has accumulated net losses since inception and has not recorded an income tax provision or benefit during the years ended December 31, 2023 and 2022.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	For the Year Ended December 31,
	2023	2022
Percentage of pre-tax income:
Statutory federal income tax rate	21%	21%
State taxes, net of federal tax benefit	11%	4%
Credits	2%	3%
Change in state tax rate	12%	(4)%
Provision to return	—%	—%
Stock based compensation	(1)%	—%
Change in fair market value of warrant	—%	—%
Other	(1)%	(3)%
Change in valuation allowance	(43)%	(21)%
Income taxes provision (benefit)	—%	—%

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

The components of the net deferred tax asset as of December 31, 2023 and 2022 are the following (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryovers	$45,000	$40,456
Stock compensation and other	1,384	1,066
Amortization of license	11,126	7,952
Accruals and reserves	825	463
Tax credits	5,105	4,112
Start Up Costs	24	21
Section 174 Capitalization	23,793	10,671
Total deferred tax assets	87,257	64,741
Less valuation allowance	(87,257)	(64,741)
Deferred tax asset, net of valuation allowance	$—	$—

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset. A valuation allowance of approximately $87.3 million and $64.7 million was recorded for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had federal and state net operating loss carryforwards of approximately $166.8 million and $154.2 million, respectively. Approximately $135.6 million of the federal net operating loss carryforwards and $1.7 million of the state net operating loss carryforwards can be carried forward indefinitely. The remaining $31.2 million of federal and $152.5 million of state net operating loss carryforwards will begin to expire, if not utilized, by 2034 and 2034, respectively. The Company has $3.7 million of research and development credit carryforwards and $1.4 million of orphan drug credit carryforwards, which will begin to expire, if not utilized, by 2034. Utilization of the net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended and similar state provisions. The Company has not completed an analysis to determine whether any such limitations have been triggered as of December 31, 2023. The Company has no income tax affect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets.

There are no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s financial statements for the years ended December 31, 2023 and 2022. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the period ended December 31, 2023 and 2022. The Company would classify interest and penalties related to uncertain tax positions as income tax expense, if applicable.

The federal and state tax returns for the periods ended December 31, 2020, 2021 and 2022 are currently open for examination under the applicable federal and state income tax statues of limitations.

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

CHECKPOINT THERAPEUTICS, INC.

Notes to Financial Statements

Note 9 - Accounts Payable and Accrued Expenses

At December 31, 2023 and 2022, accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2023	2022
Accounts payable	$6,570	$11,535
Accrued compensation	1,206	1,195
Research and development	7,123	7,289
Other	586	278
Total accounts payable and accrued expenses	$15,485	$20,297

Note 10 – Subsequent Events

In January 2024, the Company closed on a registered direct offering (the “January 2024 Registered Direct Offering”) for the issuance and sale of an aggregate of 1,275,000 shares of its common stock at a purchase price of $1.805 per share of common stock. In addition, the offering includes 6,481,233 shares of common stock in the form of pre-funded warrants at a price of $1.8049. The pre-funded warrants were funded in full at closing except for a nominal exercise price of $0.0001 and are exercisable commencing on the closing date and will terminate when such pre-funded warrants are exercised in full. In a concurrent private placement, Checkpoint issued and sold common warrants (the “January 2024 Common Warrants”) to purchase up to 7,756,233 shares of common stock. The January 2024 Common Warrants are exercisable immediately upon issuance with an exercise price of $1.68 per share and will expire five years following the issuance date. The Company also issued the placement agent warrants to purchase up to 465,374 shares of common stock with an exercise price of $2.2563 per share. The total gross proceeds from the January 2024 Registered Direct Offering were approximately $14.0 million with net proceeds of approximately $12.8 million after deducting approximately $1.2 million in commissions and other transaction costs. The shares of common stock and the shares underlying the pre-funded warrants were registered for sale under the March 2023 S-3. The Company will file a registration statement to register the January 2024 Common Stock Warrants and placement agent warrants.

As of March 19 2024, 2,661,233 pre-funded warrants from the January 2024 Registered Direct Offering were fully exercised.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Checkpoint Therapeutics, Inc.
By:	/s/ James F. Oliviero
Name: James F. Oliviero
Title: President, Chief Executive Officer and Director
March 22, 2024

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

Signature	Title	Date

/s/ James F. Oliviero	President, Chief Executive Officer and Director	March 22, 2024
James F. Oliviero	(Principal Executive Officer)

/s/ Garrett Gray	Chief Financial Officer	March 22, 2024
Garrett Gray	(Principal Financial Officer)

/s/ Michael S. Weiss	Chairman of the Board	March 22, 2024
Michael S. Weiss

/s/ Lindsay A. Rosenwald	Director	March 22, 2024
Lindsay A. Rosenwald, M.D.

/s/ Neil Herskowitz	Director	March 22, 2024
Neil Herskowitz

/s/ Barry Salzman	Director	March 22, 2024
Barry Salzman

/s/ Christian Béchon	Director	March 22, 2024
Christian Béchon

/s/ Amit Sharma	Director	March 22, 2024
Amit Sharma, MD