Form 10-Q
period 2024-03-31
Checkpoint Therapeutics, Inc.
filed 2024-05-10
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 7, 2024
Class A Common Stock, $0.0001 par value	700,000
Common Stock, $0.0001 par value	36,150,279

CHECKPOINT THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended March 31, 2024

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

Risks Related to our Finances and Capital Requirements

●	We have incurred significant losses since our inception and anticipate that we will incur continued losses for the foreseeable future. We have not generated any sales revenue from our development stage products, and we do not know when, or if, we will generate any revenue from sales of an approved product.
●	There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.
●	Our success is contingent upon raising additional capital for our development programs and commercialization efforts, which may fail. Even if successful, our future capital raising activities may dilute our current stockholders, restrict our operations, or require us to relinquish proprietary rights.
●	Our limited resources may cause us to fail to capitalize on programs or product candidates presenting commercial opportunity or high likelihood of success.
●	Weakness in the U.S. economy, including within our geographic footprint, has adversely affected us in the past and may adversely affect us in the future.

Risks Pertaining to our Business Strategy, Structure and Organization

●	Our future growth and success depend on our ability to successfully develop and commercialize our product candidates, which we have yet to do.
●	Our future growth depends on our acquiring or in-licensing products or product candidates and integrating such products into our business.

Risks Inherent in Drug Development and Commercialization

●	Because results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance may not have favorable results in later clinical trials. Moreover, interim, “top-line,” and preliminary data from our clinical trials that we announce or publish may change, or the perceived product profile may be impacted, as more patient data or additional endpoints are analyzed.
●	We may not receive the required regulatory approvals for any of our product candidates on our projected timelines, if at all, which may result in increased costs and delay our ability to generate revenue.
●	If a product candidate demonstrates lack of efficacy or adverse side effects, we may need to abandon or limit the development of such product candidate.
●	We may not obtain the desired labeling claims or intended uses for product promotion, or favorable scheduling classifications, to successfully promote our products.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, and increased regulatory scrutiny.
●	Our competitors have developed or may develop treatments for our products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.
●	If our products are not broadly accepted by the healthcare community, the revenues from any such product will likely be limited.
●	Any successful products liability claim related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of such products.

Risks Related to Reliance on Third Parties

●	We rely, and will rely in the future, on third-party contract research organizations and contract manufacturers for the conduct of our preclinical and clinical studies and trials, for the completion of commercial and pre-commercial manufacturing and, eventually, for commercialization. If such third parties fail to perform contractual obligations, pass regulatory inspections or re-inspections, meet deadlines, comply with applicable regulations, or if our relationships with such third parties are disrupted, our product candidates may be delayed, and our revenue potential may be limited.
●	We rely on clinical data and results obtained by third parties, which may prove inaccurate or unreliable.

Risks Relating to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.
●	We may be subject to anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to maintain sufficient patent protection for our technology and products, our competitors could develop and commercialize products similar or identical to ours, impairing our ability to successfully commercialize potential products.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ patents.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Relating to Our Platform and Data

●	Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or third parties’ cybersecurity.

Risks Relating to Our Control by Fortress Biotech, Inc. (“Fortress”)

●	Fortress controls a voting majority of our common stock and has the right to receive significant share grants annually, which will result in dilution of our other stockholders and could reduce the value of our common stock.
●	We have entered into certain agreements with Fortress and may have received better terms from unaffiliated third parties.

Risks Related to Conflicts of Interest

●	We share certain directors with Fortress, which could create conflicts of interest between us and Fortress.

Item 1. Financial Statements.

Checkpoint Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$11,241	$4,928
Prepaid expenses and other current assets	734	450
Total current assets	11,975	5,378
Total Assets	$11,975	$5,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$19,159	$15,485
Accounts payable and accrued expenses - related party	2,941	2,815
Common stock warrant liabilities	125	125
Total current liabilities	22,225	18,425
Total Liabilities	22,225	18,425

Commitments and Contingencies (note 5)

Stockholders’ Equity (Deficit)
Common Stock ($0.0001 par value), 80,000,000 shares authorized as of March 31, 2024 and December 31, 2023
Class A common shares, 700,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common shares, 34,986,279 and 27,042,035 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	4	3
Common stock issuable, 1,492,915 shares as of March 31, 2024 and December 31, 2023	3,419	3,419
Additional paid-in capital	311,605	297,864
Accumulated deficit	(325,278)	(314,333)
Total Stockholders’ Equity (Deficit)	(10,250)	(13,047)
Total Liabilities and Stockholders’ Equity (Deficit)	$11,975	$5,378

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2024	2023
Revenue - related party	$—	$35

Operating expenses:
Research and development	8,497	15,826
General and administrative	2,451	2,292
Total operating expenses	10,948	18,118
Loss from operations	(10,948)	(18,083)

Other income:
Interest income	4	43
Gain on common stock warrant liabilities	—	7,566
Foreign currency exchange loss	(1)	—
Total other income	3	7,609
Net Loss	$(10,945)	$(10,474)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(0.33)	$(0.89)
Basic and diluted weighted average number of common shares outstanding	32,930,977	11,749,139

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

For the Three Months Ended March 31, 2024

					Common	Additional		Total
	Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2023	700,000	$—	27,042,035	$3	$3,419	$297,864	$(314,333)	$(13,047)
Issuance of common shares, net of offering costs - Registered direct offering	—	—	1,275,000	1	—	12,636	—	12,637
Issuance of common shares - Founders Agreement	—	—	193,905	—	—	396	—	396
Stock-based compensation expense	—	—	2,680,106	—	—	709	—	709
Exercise of pre-funded and common stock warrants, including inducement	—	—	3,795,233	—	—	—	—	—
Net loss	—	—	—	—	—	—	(10,945)	(10,945)
Balances at March 31, 2024	700,000	$—	34,986,279	$4	$3,419	$311,605	$(325,278)	$(10,250)

For the Three Months Ended March 31, 2023

					Common	Additional		Total
	Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2022	700,000	$—	9,586,683	$1	$1,885	$241,117	$(262,486)	$(19,483)
Issuance of common shares, net of offering costs - Registered direct offering	—	—	1,180,000	—	—	6,653	—	6,653
Issuance of common shares - Founders Agreement	—	—	404,621	—	(1,885)	2,041	—	156
Stock-based compensation expense	—	—	996,950	—	—	969	—	969
Exercise of pre-funded and common stock warrants	—	—	1,032,816	—	—	—	—	—
Net loss	—	—	—	—	—	—	(10,474)	(10,474)
Balances at March 31, 2023	700,000	$—	13,201,070	$1	$—	$250,780	$(272,960)	$(22,179)

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the three months ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(10,945)	$(10,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	709	969
Issuance of common shares - Founders Agreement	396	156
Gain on common stock warrant liabilities	—	(7,566)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(284)	134
Other receivables - related party	—	38
Accounts payable and accrued expenses	3,524	2,167
Accounts payable and accrued expenses - related party	126	545
Net cash used in operating activities	(6,474)	(14,031)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares - Registered direct offerings	14,000	7,500
Payment of offering costs for the issuance of common shares - Registered direct offerings	(1,213)	(691)
Net cash provided by financing activities	12,787	6,809

Net increase (decrease) in cash and cash equivalents	6,313	(7,222)
Cash and cash equivalents at beginning of period	4,928	12,068
Cash and cash equivalents at end of period	$11,241	$4,846

Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$—	$1,885
Issuance of common shares - Registered direct offering (offering costs incurred but not paid)	$150	$156

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

Liquidity, Capital Resources and Going Concern

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2024, the Company had an accumulated deficit of $325.3 million.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

In January 2024, the Company closed on a registered direct offering (the “January 2024 Registered Direct Offering”) for the issuance and sale of an aggregate of 1,275,000 shares of its common stock at a purchase price of $1.805 per share of common stock. In addition, the offering includes 6,481,233 shares of common stock in the form of pre-funded warrants at a price of $1.8049. In a concurrent private placement, Checkpoint issued and sold common warrants (the “January 2024 Common Stock Warrants”) to purchase up to 7,756,233 shares of common stock. The January 2024 Common Stock Warrants are exercisable immediately upon issuance with an exercise price of $1.68 per share and will expire five years following the issuance date. The total gross proceeds from the January 2024 Registered Direct Offering were approximately $14.0 million with net proceeds of approximately $12.8 million after deducting approximately $1.2 million in commissions and other transaction costs.

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

The Company believes that its cash and cash equivalents are only sufficient to fund its operating expenses into the third quarter of 2024, assuming no exercises of outstanding cash warrants. The Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these financial statements are issued. Management’s plans to alleviate the conditions that raise substantial doubt include reduced 2024 spending, including projected savings through delaying the development timelines of certain programs and the pursuit of additional cash resources through public or private equity or debt financings and potential partnerships. Management has concluded that the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements. The Company’s estimate as to how long it expects its existing cash to be able to continue to fund its operations is based on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. Further,

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

changing circumstances, some of which may be beyond its control, could cause the Company to consume capital faster than it currently anticipates, and it may need to seek additional funds sooner than planned. The Company cannot be certain that additional funding will be available to it on acceptable terms, or at all.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They may not include all of the information and notes required by GAAP for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2023, which were included in the Company’s Form 10-K, and filed with the SEC on March 22, 2024. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2023 Annual Report on Form 10-K.

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

Pursuant to the Founders Agreement, the Company was to issue 1,492,915 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully diluted outstanding equity of Checkpoint on January 1, 2024. The Company did not have enough unreserved authorized shares under its certificate of incorporation on January 1, 2024 to issue the shares for the Annual Equity Fee. Therefore, in December 2023, Fortress and Checkpoint mutually agreed to defer the issuance until such time as certificate of incorporation has been amended in order to increase the number of authorized that may be issued thereunder. Because the number of outstanding shares issuable to Fortress was determinable on January 1, 2024 prior to the issuance of the December 31, 2023 financial statements, the Company recorded approximately $3.4 million in research and development expense and a credit to Common shares issuable - Founders Agreement during the year ended December 31, 2023.

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

Notes to Condensed Financial Statements

(Unaudited)

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

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. For tax positions that are more likely than not to be sustained upon audit, the Company recognizes the largest amount with a greater than 50% likelihood of being realized. The Company does not recognize any portion of the benefit for tax positions that are not more likely than not to be sustained upon audit. As of March 31, 2024 and December 31, 2023, the Company determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The following table summarizes potentially dilutive securities outstanding at March 31, 2024 and 2023 that were excluded from the computation of diluted net loss per share, as they would be anti-dilutive:

	March 31,
	2024	2023
Warrants (Note 6)	42,139,278	6,516,211
Stock options (Note 6)	127,000	27,000
Unvested restricted stock awards (Note 6)	3,742,676	1,251,072
Unvested restricted stock units (Note 6)	598,246	619,884
Total	46,607,200	8,414,167

Comprehensive Loss

The Company has no components of comprehensive loss other than net loss. Thus, comprehensive loss is the same as net loss for the periods presented.

Recently Issued Accounting Pronouncements

During the three-month period ended March 31, 2024, there were no new accounting pronouncements or updates to recently issued accounting pronouncements as disclosed in the Company’s Form 10-K for the year ended December 31, 2023 that affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

Note 3 – License Agreements

Dana-Farber Cancer Institute

In March 2015, the Company entered into an exclusive license agreement with Dana-Farber Cancer Institute (“Dana Farber”) to develop a portfolio of fully human immuno-oncology targeted antibodies targeting PD-L1, Glucocorticoid-induced TNFR-related protein (“GITR”) and Carbonic anhydrase IX (“CAIX”). Dana-Farber is eligible to receive payments of up to an aggregate of approximately $21.5 million for each licensed product upon the Company’s successful achievement of certain clinical development, regulatory and first commercial sale milestones, of which $5.0 million of these milestones have been expensed for the antibody targeting PD-L1. In addition, Dana-Farber is eligible to receive up to an aggregate of $60.0 million upon the Company’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales. Dana-Farber also receives an annual license maintenance fee of $50,000, which is creditable against future milestone payments or royalties.

In connection with the license agreement with Dana-Farber, the Company entered into a collaboration agreement with TG Therapeutics, Inc. (“TGTX”) to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retained the right to develop and commercialize these antibodies in solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Effective September 30, 2023, the Company and TGTX agreed to mutually terminate the collaboration agreement. For the three months ended March 31, 2023, the Company recognized approximately $29,000 in revenue related to the collaboration agreement in the Condensed Statements of Operations.

Adimab, LLC

In October 2015, Fortress entered into a collaboration agreement with Adimab, LLC (“Adimab”) to discover and optimize antibodies using their proprietary core technology platform. Under this agreement, Adimab optimized cosibelimab, the Company’s anti-PD-L1 antibody which it originally licensed from Dana-Farber. In January 2019, Fortress transferred the rights to the optimized antibody to the

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Company, and Checkpoint entered into a collaboration agreement directly with Adimab on the same day. Under the terms of the agreement, Adimab is eligible to receive additional payments from the Company of up to an aggregate of approximately $2.5 million upon various filings for regulatory approvals to commercialize the product. In addition, Adimab is eligible to receive royalty payments based on a tiered low single digit percentage of net sales.

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

In connection with the license agreement with Jubilant, the Company entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retained the right to develop and commercialize these compounds in the field of solid tumors. Effective September 30, 2023, the Company and TGTX agreed to mutually terminate the sublicense agreement. For the three months ended March 31, 2023, the Company recognized approximately $6,000 in revenue related to the sublicense agreement in the Condensed Statements of Operations.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of the Company’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of its Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. The MSA shall be automatically extended for additional five-year periods unless Fortress or the Company provides notice to the other party of its desire not to automatically extend the term. For each of the three months ended March 31, 2024 and 2023, the Company recognized $125,000 in expense in the Condensed Statements of Operations related to the MSA.

Caribe BioAdvisors, LLC

In December 2016, the Company entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. In June 2023, Mr. Weiss assigned the agreement to Hawkins BioVentures, LLC. For each of the three months ended March 31, 2024 and 2023, the Company recognized approximately $27,000 in expense in the Condensed Statements of Operations related to the advisory agreement, including approximately $12,000 in expense related to annual equity incentive grants.

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

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. The Company expenses legal costs as they are incurred.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The Company and certain of its executive officers have been named as defendants in a consolidated putative stockholder class action lawsuit pending in the United States District Court for the Southern District of New York.  The action is styled Moore v. Checkpoint Therapeutics, Inc., et al., No. 1:24-cv-02613-PAE (the “Securities Class Action”).  The Complaint in the Securities Class Action (the “Complaint”), which was filed on April 5, 2024, alleges that defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions, and the Complaint alleges that the executive officers named as defendants are control persons under Section 20(a) of the Exchange Act. The Complaint was filed on behalf of stockholders who purchased shares of the Company’s common stock between March 10, 2021 and December 15, 2023, and the Complaint seeks, among other things, monetary damages on behalf of the purported class.

The Company has been named as a nominal defendant and certain of its current and former directors and executive officers have been named as defendants in a derivative lawsuit pending in the United States District Court for the Southern District of New York.  The action is styled Geary v. Oliviero, et al., No. 1:24-cv-03471 (the “Derivative Action”). The Complaint in the Derivative Action, which was filed on May 6, 2024, asserts claims against all defendants under Delaware law for, among other things, breach of fiduciary duty, claims against all defendants under Section 14(a) of the Exchange Act, and claims for contribution under the federal securities laws against certain of the defendants.

The Company is reviewing the Complaint and Derivative Action and has not yet formally responded to them but believes that both allegations are without merit and intends to defend itself and its directors and executive officers vigorously. There is no assurance, however, that the Company or the other defendants will be successful in their defense of either of these allegations or that the Company’s insurance policy coverage will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Moreover, the Company is unable to predict the outcome or reasonably estimate a range of possible losses at this time.

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

As of March 31, 2024 and December 31, 2023, there were 700,000 shares of Class A common stock issued and outstanding to Fortress. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stockholders are entitled to a number of votes per share equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

Registered Direct Offerings

In November 2020, the Company filed a shelf registration statement on Form S-3 (the “November 2020 Form S-3”), which was declared effective in December 2020 (File No. 333-251005). Under the November 2020 Form S-3, the Company may sell up to a total of $100 million of its securities.

In February 2023, the Company closed on the February 2023 Registered Direct Offering for the issuance and sale of an aggregate of 1,180,000 shares of its common stock at a purchase price of $5.25 per share of common stock. In addition, the offering includes 248,572 shares of common stock in the form of pre-funded warrants at a price of $5.2499. The pre-funded warrants were funded in full at closing except for a nominal exercise price of $0.0001, are exercisable commencing on the closing date and will terminate when such pre-funded warrants are exercised in full. In a concurrent private placement, Checkpoint issued and sold Series A warrants to purchase up to 1,428,572 shares of common stock and Series B warrants to purchase up to 1,428,572 shares of common stock (collectively, the “February 2023 Common Stock Warrants”). The Series A and B warrants are exercisable immediately upon issuance with an exercise

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

price of $5.00 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The Company also issued the placement agent warrants to purchase up to 85,714 shares of common stock with an exercise price of $6.5625 per share. The total gross proceeds from the February 2023 Registered Direct Offering were approximately $7.5 million with net proceeds of approximately $6.7 million after deducting approximately $0.8 million in commissions and other transaction costs. The shares of common stock and the shares underlying the pre-funded warrants were registered for sale under the November 2020 S-3. In March 2023, the Company filed a registration statement on Form S-3 to register the February 2023 Common Stock Warrants and placement agent warrants, which was declared effective May 5, 2023 (File No. 333-270474). In February 2023, the pre-funded warrants from the February 2023 Registered Direct Offering were fully exercised. The February 2023 Common Stock Warrants and placement agent warrants met the criteria for equity classification.

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

In May 2023, the Company closed on the May 2023 Registered Direct Offering for the issuance and sale of an aggregate of 1,650,000 shares of its common stock at a purchase price of $3.071 per share of common stock. In addition, the offering includes 1,606,269 shares of common stock in the form of pre-funded warrants at a price of $3.0709. The pre-funded warrants were funded in full at closing except for a nominal exercise price of $0.0001, are exercisable commencing on the closing date and will terminate when such pre-funded warrants are exercised in full. The common stock and the pre-funded warrants were sold together with Series A warrants to purchase up to 3,256,269 shares of common stock and Series B warrants to purchase up to 3,256,269 shares of common stock (collectively, the “May 2023 Common Stock Warrants”). The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $2.821 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The Company also issued the placement agent warrants to purchase up to 195,376 shares of common stock with an exercise price of $3.8388 per share. The total gross proceeds from the May 2023 Registered Direct Offering were approximately $10.0 million with net proceeds of approximately $9.1 million after deducting approximately $0.9 million in commissions and other transaction costs. The shares of common stock and the shares underlying the pre-funded warrants, May 2023 Common Stock Warrants, and placement agent warrants were registered for sale under the March 2023 S-3. In August 2023, the pre-funded warrants from the May 2023 Registered Direct Offering were fully exercised.  The May 2023 Common Stock Warrants and placement agent warrants met the criteria for equity classification.

In July 2023, the Company closed on the July 2023 Registered Direct Offering for the issuance and sale of an aggregate of 2,427,186 shares of its common stock at a purchase price of $3.09 per share of common stock in a registered direct offering. In addition, the offering includes 809,062 shares of common stock in the form of pre-funded warrants at a price of $3.0899. The pre-funded warrants were funded in full at closing except for a nominal exercise price of $0.0001, are exercisable commencing on the closing date and will terminate when such pre-funded warrants are exercised in full. The common stock and the pre-funded warrants were sold together with Series A warrants to purchase up to 3,236,248 shares of common stock and Series B warrants to purchase up to 3,236,248 shares of common stock (collectively, the “July 2023 Common Stock Warrants”). The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $2.84 per share. The Series A warrants will expire five years following the issuance date and the

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Series B warrants will expire eighteen months following the issuance date. The Company also issued the placement agent warrants to purchase up to 194,175 shares of common stock with an exercise price of $3.8625 per share. The total gross proceeds from the July 2023 Registered Direct Offering were approximately $10.0 million with net proceeds of approximately $9.1 million after deducting approximately $0.9 million in commissions and other transaction costs. The shares of common stock and the shares underlying the pre-funded warrants, July 2023 Common Stock Warrants, and placement agent warrants were registered for sale under the March 2023 S-3. In September 2023, the pre-funded warrants from the July 2023 Registered Direct Offering were fully exercised. The July 2023 Common Stock Warrants and placement agent warrants met the criteria for equity classification.

In January 2024, the Company closed on the January 2024 Registered Direct Offering for the issuance and sale of an aggregate of 1,275,000 shares of its common stock at a purchase price of $1.805 per share of common stock. In addition, the offering includes 6,481,233 shares of common stock in the form of pre-funded warrants at a price of $1.8049. The pre-funded warrants were funded in full at closing except for a nominal exercise price of $0.0001, are exercisable commencing on the closing date and will terminate when such pre-funded warrants are exercised in full. In a concurrent private placement, Checkpoint issued and sold the January 2024 Common Stock Warrants to purchase up to 7,756,233 shares of common stock. The January 2024 Common Stock Warrants are exercisable immediately upon issuance with an exercise price of $1.68 per share and will expire five years following the issuance date. The Company also issued the placement agent warrants to purchase up to 465,374 shares of common stock with an exercise price of $2.2563 per share. The total gross proceeds from the January 2024 Registered Direct Offering were approximately $14.0 million with net proceeds of approximately $12.8 million after deducting approximately $1.2 million in commissions and other transaction costs. The shares of common stock and the shares underlying the pre-funded warrants were registered for sale under the March 2023 S-3. In March 2024, the Company filed a registration statement on Form S-3 to register the January 2024 Common Stock Warrants and placement agent warrants, which was declared effective April 5, 2024 (File No. 333-278397). As of May 7, 2024, 2,656,000 pre-funded warrants from the January 2024 Registered Direct Offering were fully exercised.

As of March 31, 2024, approximately $77.7 million of securities remain available for sale under the March 2023 Form S-3.

The Company may offer the securities under the Form S-3’s from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders.

Warrant Inducement

In October 2023, the Company entered into the October 2023 Inducement with a certain holder of its existing warrants to exercise for cash an aggregate of 6,325,354 shares of the Company’s common stock at a reduced exercise price of $1.76 per share.  The exercised warrants included warrants issued in a December 2022 registered direct offering with an original exercise price of $4.075 per share and the February Common Stock Warrants issued in the February 2023 Registered Direct Offering with an original exercise price of $5.00 per share. As part of the October 2023 Inducement, the Company agreed to issue new unregistered Series A Warrants to purchase up to 6,325,354 shares of Common Stock and new unregistered Series B Warrants to purchase up to 6,325,354 shares of Common Stock (collectively, the “October 2023 Common Stock Warrants”). The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $1.51 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire twenty-four months following the issuance date. The Company also issued the placement agent warrants to purchase up to 379,521 shares of common stock with an exercise price of $2.20 per share. The total gross proceeds from the October 2023 Inducement were approximately $11.1 million with net proceeds of approximately $10.0 million after deducting approximately $1.1 million in commissions and other transaction costs.  In November 2023, the Company filed a registration statement on Form S-3 to register the October 2023 Common Stock Warrants and placement agent warrants, which was declared effective November 24, 2023 (File No. 333-275644). The October 2023 Common Stock Warrants and placement agent warrants met the criteria for equity classification.

Upon the close of the transaction, the Company issued the holder 110,000 of the 6,325,354 shares of common stock that were issuable upon exercise of the existing warrants. Due to the beneficial ownership limitation provisions in the inducement offer letter agreement, the remaining 6,215,354 shares were initially unissued, and held in abeyance for the benefit of the holder until notice from the holder that the shares may be issued in compliance with the agreement. In January 2024, the final shares held in abeyance were issued to the holder.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

Pursuant to the Founders Agreement, the Company was to issue 1,492,915 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully diluted outstanding equity of the Company on January 1, 2024. The Company did not have enough unreserved authorized shares under its certificate of incorporation on January 1, 2024 to issue the shares for the Annual Equity Fee. Therefore, in December 2023, Fortress and Checkpoint mutually agreed to defer the issuance until such time as the certificate of incorporation has been amended in order to increase the number of authorized shares that may be issued thereunder (see Notes 2 and 4).

Pursuant to the Founders Agreement, the Company issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the January 2024 Registered Direct Offering. Accordingly, the Company issued 193,905 shares of common stock to Fortress and recorded expense of approximately $396,000 related to this issuance, which is included in general and administrative expenses in the Company’s Condensed Statements of Operations for the three months ended March 31, 2024.

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

As of March 31, 2024, 852,712 shares are available for issuance under the 2015 Incentive Plan.

Restricted Stock Awards

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activity for the three months ended March 31, 2024:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested at December 31, 2023	1,316,120	$6.88
Granted	2,704,000	1.99
Forfeited	(23,894)	6.28
Vested	(253,550)	7.72
Non-vested at March 31, 2024	3,742,676	$3.30

As of March 31, 2024, there was $4.4 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.9 years. This amount does not include, as of March 31, 2024, 1,466,733 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Restricted Stock Units

The following table summarizes restricted stock units activity for the three months ended March 31, 2024:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested at December 31, 2023	615,884	$2.77
Forfeited	(17,638)	2.25
Non-vested at March 31, 2024	598,246	$2.78

As of March 31, 2024, all restricted stock units outstanding are performance-based and vest upon achievement of certain corporate milestones. The expense for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Stock Options

The following table summarizes stock option award activity for the three months ended March 31, 2024:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Stock Options	Exercise Price	(in years)
Outstanding as of December 31, 2023	127,000	$8.88	8.60
Outstanding as of March 31, 2024	127,000	$8.88	8.35
Vested and exercisable as of March 31, 2024	20,250	$24.74	5.83

Upon the exercise of stock options, the Company will issue new shares of its common stock.The Company used the Black-Scholes Model for determining the estimated fair value of stock-based compensation related to stock options.

Warrants

A summary of warrant activities for the three months ended March 31, 2024 is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Warrants	Exercise Price	(in years)
Outstanding as of December 31, 2023	30,097,671	$2.36	3.00
Granted	14,702,840	0.96
Exercised	(2,661,233)	—
Outstanding as of March 31, 2024	42,139,278	$2.02	4.07

Upon the exercise of warrants, the Company will issue new shares of its common stock.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the three months ended March 31, 2024 and 2023 ($ in thousands):

	For the three months ended March 31,
	2024	2023
Research and development	$490	$390
General and administrative	220	579
Total stock-based compensation expense	$709	$969

Note 7 – Common Stock Warrant Liabilities

On December 16, 2022, the Company closed on an offering for the sale of shares of its common stock and pre-funded warrants as part of a registered direct offering. The common stock and the pre-funded warrants were sold together with Series A and Series B common stock warrants. The Company also issued the placement agent warrants to purchase shares of common stock as part of the offering. After the October 2023 Inducement, only the placement agent warrants remained outstanding from this offering.

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

The Company deemed the placement agent warrants issued in December 2022 to be classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside its control. The warrants were recorded at the time of closing at a fair value, determined by using the Black-Scholes Model, and will be revalued at each reporting period thereafter for as long as they remain outstanding. The Company revalued the warrants at March 31, 2024 and December 31, 2023, resulting in a fair value of approximately $125,000 for each period.

Common Stock
Warrant
Liabilities
Common Stock Warrant liabilities at December 31, 2023	$125
Change in fair value of Common Stock Warrant liabilities	—
Common Stock Warrant liabilities at March 31, 2024	$125

The Company used the Black-Scholes Model for determining the estimated fair value of the common stock warrant liabilities. A summary of the weighted average (in aggregate) significant unobservable inputs used in measuring the warrant liability is determined using Level 3 inputs as follows:

	March 31,	December 31,
	2024	2023
Exercise price	$5.41	$5.41
Volatility	107.5%	96.4%
Expected life	3.7	4.0
Risk-free rate	4.2%	3.8%
Dividend yield	—	—

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 8 - Accounts Payable and Accrued Expenses

At March 31, 2024 and December 31, 2023, accounts payable and accrued expenses consisted of the following ($ in thousands):

	March 31,	December 31,
	2024	2023
Accounts payable	$11,923	$6,570
Accrued compensation	435	1,206
Accrued Research and development	6,218	7,123
Other	583	586
Total accounts payable and accrued expenses	$19,159	$15,485

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

Overview

We are a clinical-stage immunotherapy and targeted oncology company focused on the acquisition, development and commercialization of novel treatments for patients with solid tumor cancers. We are evaluating our lead antibody product candidate, cosibelimab, an anti-programmed death-ligand 1 (“PD-L1”) antibody licensed from the Dana-Farber Cancer Institute, in an ongoing global, open-label, multicohort Phase 1 clinical trial in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including ongoing cohorts in locally advanced and metastatic cutaneous squamous cell carcinoma (“CSCC”) intended to support one or more applications for marketing approval. Based on top-line and interim results in metastatic and locally advanced CSCC, respectively, we submitted a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for these indications in January 2023. On December 15, 2023, the FDA issued a complete response letter (“CRL”) for the cosibelimab BLA for the treatment of patients with metastatic or locally advanced CSCC who are not candidates or curative surgery or radiation. The CRL only cites findings that arose during a multi-sponsor inspection of our third-party contract manufacturing organization as approvability issues to address in a resubmission. Checkpoint intends to seek to address the issues raised in the CRL in a potential BLA resubmission. In addition, we are evaluating our lead small-molecule, targeted anti-cancer agent, olafertinib, a third-generation epidermal growth factor receptor (“EGFR”) inhibitor, as a potential new treatment for patients with EGFR mutation-positive non-small cell lung cancer (“NSCLC”).

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

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2024, we have an accumulated deficit of $325.3 million.

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

For a discussion of our critical accounting estimates, see the MD&A in the 2023 Form 10-K. There were no material changes in our critical accounting estimates or accounting policies from December 31, 2023.

Accounting Pronouncements

During the three-month period ended March 31, 2024, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2023 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenue

For the three months ended March 31, 2024, we recognized no revenue due to the September 30, 2023 termination of our collaborations with TG Therapeutics, Inc. (“TGTX”). For the three months ended March 31, 2023, revenue was approximately $35,000. The prior period revenue consisted of patent fees related to our collaborations with TGTX.

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

For the three months ended March 31, 2024, research and development expenses were approximately $8.5 million, compared to $15.8 million for the three months ended March 31, 2023, a decrease of $7.3 million. The current period research and development expenses primarily consisted of $4.4 million related to commercial manufacturing costs and inventory build, which is expensed prior to approval, to support a potential launch of cosibelimab, $1.3 million related to clinical costs for the CK-301-101 study, $1.5 million related to salary expenses, and $0.5 million related to stock compensation expense. The prior period research and development expenses primarily consisted of $5.7 million related to manufacturing costs for cosibelimab for commercial manufacturing preparation and inventory build, $3.4 million related to regulatory expenses, including $3.2 million for the PDUFA fee to the FDA for the BLA filing for cosibelimab, $2.3 million in license fees due upon the FDA filing acceptance of the BLA for cosibelimab, $2.1 million related to clinical costs for cosibelimab, $1.3 million related to salary expenses, and $0.4 million related to stock compensation expense.

We anticipate our research and development expenses will decrease for the remainder of 2024 due to decreased manufacture of cosibelimab drug substance and decreased clinical costs for our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities, marketing and facilities-related expenses.

For the three months ended March 31, 2024, general and administrative expenses were approximately $2.5 million, compared to $2.3 million for the three months ended March 31, 2023, an increase of $0.2 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $0.2 million, $0.4 million related to salary expenses, $0.6 million related to legal and accounting fees, $0.1 million related to investor relation fees, $0.1 million related to marketing costs, and $0.4 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock. The prior period general and administrative expenses primarily consisted of stock compensation expense of $0.6 million, $0.4 million related to salary expenses, $0.5 million related to legal and accounting fees, $0.1 million related to investor relation fees, and $0.2 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock.

We anticipate our general and administrative expenses will remain relatively consistent for the remainder of 2024.

Other Income

For the three months ended March 31, 2024, interest income was approximately $4,000 compared to approximately $43,000 for the three months ended March 31, 2023, a decrease of approximately $39,000. The decrease was primarily due to our cash balances between the periods.

For the three months ended March 31, 2024, there was no change in the value of common stock warrant liabilities compared to December 31, 2023. For the three months ended March 31, 2023, the gain on common stock warrant liabilities was approximately $7.6 million. The gain on common stock warrant liabilities is comprised of the fair value remeasurement of the common stock warrant liabilities on March 31, 2023 associated with the registered direct offering we completed in December 2022. We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For the three months ended March 31, 2024, foreign currency exchange loss was approximately $1,000, which is comprised of the currency fluctuation when purchasing goods and services in another currency relative to the United States dollar.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2024, we had an accumulated deficit of $325.3 million.

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

In October 2023, we entered into an inducement offer letter agreement (the “October 2023 Inducement”) with a certain holder of our existing warrants to exercise for cash an aggregate of 6,325,354 shares of our common stock at a reduced exercise price of $1.76 per share. The warrants were issued to the holder on December 16, 2022 with an exercise price of $4.075 per share and on February 22, 2023 with an exercise price of $5.00 per share as part of registered direct offerings. As part of the inducement, we agreed to issue new unregistered Series A warrants to purchase up to 6,325,354 shares of Common Stock and new unregistered Series B warrants to purchase up to 6,325,354 shares of Common Stock (collectively, the “October 2023 Common Stock Warrants”). The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $1.51 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire twenty-four months following the issuance date. The total gross proceeds from the exercise were approximately $11.1 million with net proceeds of approximately $10.0 million after deducting approximately $1.1 million in commissions and other transaction costs. Upon the close of the transaction, we issued the holder 110,000 of the 6,325,354 shares of common stock that were issuable upon exercise of the existing warrants. Due to the beneficial ownership limitation provisions in the inducement offer letter agreement, the remaining 6,215,354 shares were initially unissued, and held in abeyance for the benefit of the holder until notice from the holder that the shares may be issued in compliance with the agreement. In January 2024, the final shares held in abeyance were issued to the holder.

In January 2024, we closed on a registered direct offering (the “January 2024 Registered Direct Offering”) for the issuance and sale of an aggregate of 1,275,000 shares of our common stock at a purchase price of $1.805 per share of common stock. In addition, the offering included 6,481,233 shares of common stock in the form of pre-funded warrants at a price of $1.8049. The common stock and the pre-funded warrants were sold together with common warrants (the “January 2024 Common Stock Warrants”) to purchase up to 7,756,233 shares of common stock. The January 2024 Common Stock Warrants are exercisable immediately upon issuance with an exercise price of $1.68 per share and will expire five years following the issuance date. The total gross proceeds from the January 2024 Registered Direct Offering were approximately $14.0 million with net proceeds of approximately $12.8 million after deducting approximately $1.2 million in commissions and other transaction costs. As of May 7, 2024, 2,656,000 pre-funded warrants from the January 2024 Registered Direct Offering were fully exercised.

Our major sources of cash have been proceeds from the sale of equity securities. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments.

We believe that our cash and cash equivalents are only sufficient to fund our operating expenses into the third quarter of 2024, assuming no exercises of outstanding cash warrants. We will need to secure additional funds through equity or debt offerings, or other potential sources such as partnerships to fully develop and commercialize, if approved, our product candidates. Our estimate as to how long we expect our existing cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We cannot be certain that additional funding will be available on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern.

Cash Flows for the Three Months Ended March 31, 2024 and 2023

Operating Activities

Net cash used in operating activities was approximately $6.5 million for the three months ended March 31, 2024, compared to approximately $14.0 million for the three months ended March 31, 2023. The decrease in net cash used in operating activities was primarily related to a reduction in manufacturing, regulatory and licensing fees for cosibelimab in the current period.

Investing Activities

There were no investing activities for the three months ended March 31, 2024 and 2023.

Financing Activities

Net cash provided by financing activities was $12.8 million for the three months ended March 31, 2024, compared to $6.8 million for the three months ended March 31, 2023. Cash provided by financing activities in the current period was related to the net proceeds from the issuance of common shares as part of our January 2024 Registered Direct Offering. The prior period amount was related to the net proceeds from the issuance of common shares as part of our February 2023 Registered Direct Offering.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarter ended March 31, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

We and certain of our executive officers have been named as defendants in a consolidated putative stockholder class action lawsuit pending in the United States District Court for the Southern District of New York.  The action is styled Moore v. Checkpoint Therapeutics, Inc., et al., No. 1:24-cv-02613-PAE (the “Securities Class Action”).  The Complaint in the Securities Class Action (the “Complaint”), which was filed on April 5, 2024, alleges that defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions, and the Complaint alleges that the executive officers named as defendants are control persons under Section 20(a) of the Exchange Act. The Complaint was filed on behalf of stockholders who purchased shares of the Company’s common stock between March 10, 2021 and December 15, 2023, and the Complaint seeks, among other things, monetary damages on behalf of the purported class.

We have been named as a nominal defendant and certain of our current and former directors and executive officers have been named as defendants in a derivative lawsuit pending in the United States District Court for the Southern District of New York.  The action is styled Geary v. Oliviero, et al., No. 1:24-cv-03471 (the “Derivative Action”). The Complaint in the Derivative Action, which was filed on May 6, 2024, asserts claims against all defendants under Delaware law for, among other things, breach of fiduciary duty, claims against all defendants under Section 14(a) of the Exchange Act, and claims for contribution under the federal securities laws against certain of the defendants.

We intend to defend ourselves and our directors and executive officers vigorously.

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

We have a limited operating history, and we have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014 and have an accumulated deficit of $325.3 million as of March 31, 2024. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development, and resulting regulatory approval request submissions, of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building a commercial organization to address certain markets. We will require additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. We believe, assuming no business or corporate development transactions are consummated, and that no outstanding cash warrants are exercised, that our cash and cash equivalents are only sufficient to fund our operating expenses into the third quarter of 2024. Accordingly, we intend to continue our active discussions with third party pharmaceutical and biotechnology companies to evaluate potential partnerships or other types of corporate development transactions, including strategic mergers.

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

Our future funding requirements will depend on many factors, including, but not limited to:

●	the timing, design and conduct of, and results from, preclinical studies and clinical trials for our product candidates;
●	the timing and process of regulatory approval reviews and potential delays in our efforts to seek regulatory approval for our product candidates, and any costs associated with such delays;
●	the costs of establishing a commercial organization to sell, market and distribute our product candidates;
●	the rate of progress and costs of our efforts to prepare for the submission or resubmission of an NDA or BLA for any of our product candidates or any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;
●	the cost and timing of securing sufficient supplies of our product candidates from our third-party manufacturers for clinical trials and in preparation for commercialization;
●	the effect of competing technological and market developments;
●	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish;
●	the costs associated with litigation, adverse remedy judgments and/or settlements, including with respect to the Securities Class Action, the Derivative Action and any future actions that may be brought against the Company;
●	if one or more of our product candidates are approved, the potential that we may be required to file a lawsuit to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of one or more of our product candidates; and
●	the success of the commercialization of one or more of our product candidates, if approved.

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

Our unaudited condensed financial statements as of March 31, 2024 have been prepared under the assumption that we will continue as a going concern for the next twelve months. We do not believe that our cash and cash equivalents are sufficient for the next twelve months after the date that our financial statements are issued. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining debt or equity financings or other arrangements. Our future success depends on our ability to raise capital. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations. Additionally, we intend to continue our active discussions with third party pharmaceutical and biotechnology companies to evaluate potential partnerships or other types of corporate development transactions, including strategic mergers.

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

We intend to use data from our ongoing Phase 1 clinical trial of cosibelimab, conducted outside the United States, in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including CSCC, to potentially support one or more U.S. BLAs and comparable applications for marketing approval outside the U.S. In January 2020, we announced that we had initial discussions with the FDA to execute this strategy in CSCC. Based on top-line and interim results in metastatic and locally advanced CSCC, respectively, we submitted a BLA to the U.S. FDA for these indications in January 2023. In December 2023, the FDA issued a complete response letter for the cosibelimab BLA due to inspection issues at the third-party contract manufacturing organization. Although no approvability issues regarding use of data from the Phase 1 clinical trial were noted in the complete response letter, upon resubmission of the BLA the FDA reserves the right to review the BLA again in its entirety.Similarly, we intend to use data from our licensor’s ongoing Phase 3 clinical trial of olafertinib (formerly CK-101), conducted only in China, in patients with EGFR mutation-positive NSCLC, to potentially support a U.S. NDA and comparable applications for marketing approval outside the U.S. We believe, based on published FDA guidance documents, public statements of companies with comparable product candidates, and past interactions with the FDA, that exclusively foreign clinical data from a single study may be acceptable to support marketing approval(s) under FDA regulations. If we prove to be incorrect, running additional studies in the U.S. will require substantial time, effort and financial resources or may not be possible at all.

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

Risks Related to Reliance on Third Parties

We have contracted with third parties for the manufacture of our approved products, if any. If such contract manufacturer fails to timely produce sufficient product volume, to pass regulatory inspections or re-inspections, or to comply with applicable regulations, the commercialization of our product candidates may be delayed, we may be unable to meet market demand, and we may lose potential revenues.

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

Any failure to pass regulatory inspections or re-inspections, or comply with applicable regulations may result in fines and civil penalties, suspension of production, restrictions on imports and exports, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval, and would limit the availability of our product and customer confidence in our product. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, potential for breach of contract claims, damage to our reputation and potential for product liability claims.

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

In 2023, our contract manufacturer for cosibelimab received certain observations from the FDA on Form 483 related to a multi-sponsor on-site inspection. In December 2023, the FDA issued a CRL for the cosibelimab BLA due to those inspection issues. Checkpoint intends to seek to address the issues raised in the CRL in a potential BLA resubmission. The FDA’s review of our planned resubmission may require a re-inspection of our third-party contract manufacturing organization. There is no guarantee that the FDA will agree with the response and remediations in a timely manner or at all, or that our third party-contract manufacturing organization will pass a regulatory re-inspection, which could negatively impact our ability to obtain regulatory approval for cosibelimab or obtain approval within reasonable timelines. Any further delays in approval will continue to increase our costs and could further delay or impede our ability to commence product sales and generate revenues.

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

The market price and trading volume of our common stock has been highly volatile and is likely to continue to be highly volatile. In addition, the stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of biotechnology and pharmaceutical companies. These broad market fluctuations may cause the market price of our stock to decline. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in potential liabilities, substantial costs, and the diversion of our management’s attention and resources, regardless of the outcome. See Part 2, Item I, Legal Proceedings.

Item 2. Recent Sales of Unregistered Securities.

We have not furnished information under this item to the extent that such information previously has been included in our Annual Report on Form 10-K or in a Current Report on Form 8-K.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Amended and Restarted Non-Employee Directors Compensation Plan.* #

31.1

Certification of Principal Executive Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2024.*

31.2

Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2024.*

32.1	Certification of Principal Executive Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2024.*

32.2	Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2024.*

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
#	Management Compensation Arrangement.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Checkpoint Therapeutics, Inc.
(Registrant)
Date : May 10, 2024	By:	/s/ James F. Oliviero
James F. Oliviero
President and Chief Executive Officer
(Principal Executive Officer)