Form 10-Q
period 2024-06-30
Checkpoint Therapeutics, Inc.
filed 2024-08-12
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 8, 2024
Class A Common Stock, $0.0001 par value	700,000
Common Stock, $0.0001 par value	44,317,841

CHECKPOINT THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended June 30, 2024

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

Item 1. Financial Statements.

Checkpoint Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$4,951	$4,928
Prepaid expenses and other current assets	678	450
Other receivables - related party	41	—
Total current assets	5,670	5,378
Total Assets	$5,670	$5,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$18,115	$15,485
Accounts payable and accrued expenses - related party	3,179	2,815
Common stock warrant liabilities	125	125
Total current liabilities	21,419	18,425
Total Liabilities	21,419	18,425

Commitments and Contingencies (note 5)

Stockholders’ Equity (Deficit)
Common Stock ($0.0001 par value), 175,000,000 and 80,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively
Class A common shares, 700,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common shares, 41,631,500 and 27,042,035 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	4	3
Common stock issuable, 0 and 1,492,915 shares as of June 30, 2024 and December 31, 2023, respectively	—	3,419
Additional paid-in capital	316,195	297,864
Accumulated deficit	(331,948)	(314,333)
Total Stockholders’ Equity (Deficit)	(15,749)	(13,047)
Total Liabilities and Stockholders’ Equity (Deficit)	$5,670	$5,378

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenue - related party	$41	$31	$41	$66

Operating expenses:
Research and development	4,480	13,945	12,977	29,771
General and administrative	2,234	2,281	4,685	4,573
Total operating expenses	6,714	16,226	17,662	34,344
Loss from operations	(6,673)	(16,195)	(17,621)	(34,278)

Other income (expense)
Interest income	3	31	7	74
(Loss) gain on common stock warrant liabilities	—	(357)	—	7,209
Foreign currency exchange loss	—	—	(1)	—
Total other income (expense)	3	(326)	6	7,283
Net Loss	$(6,670)	$(16,521)	$(17,615)	$(26,995)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(0.18)	$(1.05)	$(0.51)	$(1.97)
Basic and diluted weighted average number of common shares outstanding	36,526,268	15,700,324	34,728,623	13,735,646

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

For the Three Months Ended June 30, 2024

					Common	Additional		Total
	Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity (Deficit)
Balances at March 31, 2024	700,000	$—	34,986,279	$4	$3,419	$311,605	$(325,278)	$(10,250)
Issuance of common shares - Founders Agreement	—	—	1,492,915	—	(3,419)	3,419	—	—
Stock-based compensation expense	—	—	2,642,306	—	—	1,171	—	1,171
Exercise of pre-funded and common stock warrants	—	—	2,510,000	—	—	—	—	—
Net loss	—	—	—	—	—	—	(6,670)	(6,670)
Balances at June 30, 2024	700,000	$—	41,631,500	$4	$—	$316,195	$(331,948)	$(15,749)

For the Six Months Ended June 30, 2024

					Common	Additional		Total
	Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2023	700,000	$—	27,042,035	$3	$3,419	$297,864	$(314,333)	$(13,047)
Issuance of common shares, net of offering costs - Registered direct offering	—	—	1,275,000	1	—	12,636	—	12,637
Issuance of common shares - Founders Agreement	—	—	1,686,820	—	(3,419)	3,815	—	396
Stock-based compensation expense	—	—	5,322,412	—	—	1,880	—	1,880
Exercise of pre-funded and common stock warrants	—	—	6,305,233	—	—	—	—	—
Net loss	—	—	—	—	—	—	(17,615)	(17,615)
Balances at June 30, 2024	700,000	$—	41,631,500	$4	$—	$316,195	$(331,948)	$(15,749)

For the Three Months Ended June 30, 2023

					Common	Additional		Total
	Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity (Deficit)
Balances at March 31, 2023	700,000	$—	13,201,070	$1	$—	$250,780	$(272,960)	$(22,179)
Issuance of common shares, net of offering costs - Registered direct offering	—	—	3,350,000	1	—	14,460	—	14,461
Issuance of common shares - Founders Agreement	—	—	123,906	—	—	402	—	402
Stock-based compensation expense	—	—	104,148	—	—	567	—	567
Exercise of pre-funded and common stock warrants	—	—	459,269	—	—	—	—	—
Net loss	—	—	—	—	—	—	(16,521)	(16,521)
Balances at June 30, 2023	700,000	$—	17,238,393	$2	$—	$266,209	$(289,481)	$(23,270)

For the Six Months Ended June 30, 2023

					Common	Additional		Total
	Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2022	700,000	$—	9,586,683	$1	$1,885	$241,117	$(262,486)	$(19,483)
Issuance of common shares, net of offering costs - Registered direct offering	—	—	4,530,000	1	—	21,113	—	21,114
Issuance of common shares - Founders Agreement	—	—	528,527	—	(1,885)	2,443	—	558
Stock-based compensation expense	—	—	1,101,098	—	—	1,536	—	1,536
Exercise of pre-funded and common stock warrants	—	—	1,492,085	—	—	—	—	—
Net loss	—	—	—	—	—	—	(26,995)	(26,995)
Balances at June 30, 2023	700,000	$—	17,238,393	$2	$—	$266,209	$(289,481)	$(23,270)

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the six months ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(17,615)	$(26,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,880	1,536
Issuance of common shares - Founders Agreement	396	558
Gain on common stock warrant liabilities	—	(7,209)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(228)	263
Other receivables - related party	(41)	42
Accounts payable and accrued expenses	2,530	4,651
Accounts payable and accrued expenses - related party	364	1,147
Net cash used in operating activities	(12,714)	(26,007)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares - Registered direct offerings	14,000	23,621
Payment of offering costs for the issuance of common shares - Registered direct offerings	(1,263)	(2,261)
Net cash provided by financing activities	12,737	21,360

Net increase (decrease) in cash and cash equivalents	23	(4,647)
Cash and cash equivalents at beginning of period	4,928	12,068
Cash and cash equivalents at end of period	$4,951	$7,421

Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$3,419	$1,885
Issuance of common shares - Registered direct offering (offering costs incurred but not paid)	$100	$246

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

Liquidity, Capital Resources and Going Concern

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2024, the Company had an accumulated deficit of $331.9 million.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

In January 2024, the Company closed on a registered direct offering (the “January 2024 Registered Direct Offering”) for the issuance and sale of an aggregate of 1,275,000 shares of its common stock at a purchase price of $1.805 per share of common stock. In addition, the offering includes 6,481,233 shares of common stock in the form of pre-funded warrants at a price of $1.8049. In a concurrent private placement, the Company issued and sold common warrants to purchase up to 7,756,233 shares of common stock. The common warrants are exercisable immediately upon issuance with an exercise price of $1.68 per share and will expire five years following the issuance date. The total gross proceeds from the January 2024 Registered Direct Offering were approximately $14.0 million with net proceeds of approximately $12.6 million after deducting approximately $1.4 million in commissions and other transaction costs.

In July 2024, the Company closed on a registered direct offering (the “July 2024 Registered Direct Offering”) for the issuance and sale of an aggregate of 1,230,000 shares of its common stock at a purchase price of $2.05 per share of common stock. In addition, the offering includes 4,623,659 shares of common stock in the form of pre-funded warrants at a price of $2.0499. In a concurrent private placement, Checkpoint issued and sold common warrants to purchase up to 5,853,659 shares of common stock. The common warrants will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise with an exercise price of $2.05 per share and will expire five years following the issuance date. The total gross proceeds from the July 2024 Registered Direct Offering were approximately $12.0 million.

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

The Company believes that its cash and cash equivalents are only sufficient to fund its operating expenses into the fourth quarter of 2024, assuming no exercises of outstanding cash warrants. The Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these financial statements are issued. Management’s plans to alleviate the conditions that raise substantial doubt include reduced 2024 spending, including projected savings through delaying the development timelines of certain programs and the pursuit of additional cash resources through public or private equity or debt financings and potential partnerships. Management has concluded that the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements. The Company’s estimate as to how long it expects its existing cash to be able to continue to fund its operations is based on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. Further, changing circumstances, some of which may be beyond its control, could cause the Company to consume capital faster than it currently anticipates, and it may need to seek additional funds sooner than planned. The Company cannot be certain that additional funding will be available to it on acceptable terms, or at all.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They may not include all of the information and notes required by GAAP for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2023, which were included in the Company’s Form 10-K and filed with the SEC on March 22, 2024. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Pursuant to the Founders Agreement, the Company issued 1,492,915 shares of common stock to Fortress on May 16, 2024 for the Annual Equity Fee, representing 2.5% of the fully diluted outstanding equity of Checkpoint on January 1, 2024. The Company did not have enough unreserved authorized shares under its certificate of incorporation on January 1, 2024 to issue the shares for the Annual Equity Fee. Therefore, in December 2023, Fortress and Checkpoint mutually agreed to defer the issuance until such time as certificate of incorporation has been amended in order to increase the number of authorized that may be issued thereunder. At the Company’s 2024 Annual Meeting of Stockholders held on May 13, 2024, its stockholders approved an amendment to its certificate of incorporation to increase the number of authorized shares of common stock available to issue. Because the number of outstanding shares issuable to Fortress was determinable on January 1, 2024 prior to the issuance of the December 31, 2023 financial statements, the Company recorded approximately $3.4 million in research and development expense and a credit to Common shares issuable - Founders Agreement during the year ended December 31, 2023.

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

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. For tax positions that are more likely than not to be sustained upon audit, the Company recognizes the largest amount with a greater than 50% likelihood of being realized. The Company does not recognize any portion of the benefit for tax positions that are not more likely than not to be sustained upon audit. As of June 30, 2024 and December 31, 2023, the Company determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset.

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The following table summarizes potentially dilutive securities outstanding at June 30, 2024 and 2023 that were excluded from the computation of diluted net loss per share, as they would be anti-dilutive:

	June 30,
	2024	2023
Warrants (Note 6)	39,629,278	17,873,125
Stock options (Note 6)	127,000	127,000
Unvested restricted stock awards (Note 6)	6,359,357	1,333,211
Unvested restricted stock units (Note 6)	2,798,246	619,884
Total	48,913,881	19,953,220

Comprehensive Loss

The Company has no components of comprehensive loss other than net loss. Thus, comprehensive loss is the same as net loss for the periods presented.

Recently Issued Accounting Pronouncements

During the six-month period ended June 30, 2024, there were no new accounting pronouncements or updates to recently issued accounting pronouncements as disclosed in the Company’s Form 10-K for the year ended December 31, 2023 that affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 3 – License Agreements

Dana-Farber Cancer Institute

In March 2015, the Company entered into an exclusive license agreement with Dana-Farber Cancer Institute (“Dana-Farber”) to develop a portfolio of fully human immuno-oncology targeted antibodies targeting PD-L1, Glucocorticoid-induced TNFR-related protein (“GITR”) and Carbonic anhydrase IX. Dana-Farber is eligible to receive payments of up to an aggregate of approximately $21.5 million for each licensed product upon the Company’s successful achievement of certain clinical development, regulatory and first commercial sale milestones, of which $5.0 million of these milestones have been expensed for the antibody targeting PD-L1. In addition, Dana-Farber is eligible to receive up to an aggregate of $60.0 million upon the Company’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales. Dana-Farber also receives an annual license maintenance fee of $50,000, which is creditable against future milestone payments or royalties.

In connection with the license agreement with Dana-Farber, the Company entered into a collaboration agreement with TGTX to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retained the right to develop and commercialize these antibodies in solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Effective September 30, 2023, the Company and TGTX agreed to mutually terminate the collaboration agreement. For the three months ended June 30, 2024 and 2023, the Company recognized approximately $41,000 and $12,000 in revenue related to the collaboration agreement in the Condensed Statements of Operations. For each of the six months ended June 30, 2024 and 2023, the Company recognized approximately $41,000 in revenue related to the collaboration agreement in the Condensed Statements of Operations.

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

In connection with the license agreement with Jubilant, the Company entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retained the right to develop and commercialize these compounds in the field of solid tumors. Effective September 30, 2023, the Company and TGTX agreed to mutually terminate the sublicense agreement. For the three and six months ended June 30, 2023, the Company recognized approximately $18,000 and $24,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of the Company’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of its Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. The MSA shall be automatically extended for additional five-year periods unless Fortress or the Company provides notice to the other party of its desire not to automatically extend the term. For each of the three months ended June 30, 2024 and 2023, the Company recognized $125,000 in expense in the Condensed Statements of Operations related to the MSA. For each of the six months ended June 30, 2024 and 2023, the Company recognized $250,000 in expense on its Condensed Statements of Operations related to the MSA.

Caribe BioAdvisors, LLC

In December 2016, the Company entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. In June 2023, Mr. Weiss assigned the agreement to Hawkins BioVentures, LLC. For the three months ended June 30, 2024 and 2023, the Company recognized approximately $31,000 and $27,000, respectively, in expense in its Condensed Statements of Operations related to the advisory agreement, including approximately $16,000 and $12,000 in expense related to annual equity incentive grants. For the six months ended June 30, 2024 and 2023, the Company recognized approximately $59,000 and $54,000, respectively, in expense in its Condensed Statements of Operations related to the advisory agreement, including approximately $29,000 and $24,000 in expense related to annual equity incentive grants.

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The Company and certain of its executive officers have been named as defendants in a consolidated putative stockholder class action lawsuit pending in the United States District Court for the Southern District of New York (the “Court”). The action is styled Moore v. Checkpoint Therapeutics, Inc., et al., No. 1:24-cv-02613-PAE (the “Securities Class Action”). The Complaint in the Securities Class Action (the “Complaint”), which was filed on April 5, 2024, alleges that defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions, and the Complaint alleges that the executive officers named as defendants are control persons under Section 20(a) of the Exchange Act. The Complaint was filed on behalf of stockholders who purchased shares of the Company’s common stock between March 10, 2021 and December 15, 2023, and the Complaint seeks, among other things, monetary damages on behalf of the purported class. On June 21, 2024, the Court appointed a lead plaintiff for the putative class and approved his choice of lead counsel. The deadline for lead plaintiff to file his consolidated amended complaint is August 23, 2024, and the deadline for defendants to move to dismiss, answer, or otherwise respond to the consolidated amended complaint is October 23, 2024.

The Company has been named as a nominal defendant and certain of its current and former directors and executive officers have been named as defendants in a derivative lawsuit pending in the United States District Court for the Southern District of New York. The action is styled Geary v. Oliviero, et al., No. 1:24-cv-03471 (the “Derivative Action”). The Complaint in the Derivative Action, which was filed on May 6, 2024, asserts claims against all defendants under Delaware law for, among other things, breach of fiduciary duty, claims against all defendants under Section 14(a) of the Exchange Act, and claims for contribution under the federal securities laws against certain of the defendants. On June 20, 2024, the Derivative Action was stayed pending final resolution of the anticipated motion to dismiss in the Securities Class Action, including any appeals therefrom.

The Company has not yet formally responded to the Complaint in the Securities Class Action or in the Derivative Action but believes that both allegations are without merit and intends to defend itself and its directors and executive officers vigorously. There is no assurance, however, that the Company or the other defendants will be successful in their defense of either of these allegations or that the Company’s insurance policy coverage will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Moreover, the Company is unable to predict the outcome or reasonably estimate a range of possible losses at this time.

Note 6 – Stockholders’ Equity

Common Stock

At the Company’s 2024 Annual Meeting of Stockholders held on May 13, 2024, its stockholders approved an amendment to its certificate of incorporation to increase the number of authorized shares of common stock available to issue by 95,000,000 to 175,000,000 with a par value of $0.0001 per share, of which 700,000 shares are designated as “Class A common stock.” The amendment was filed with the Secretary of State of the State of Delaware on May 13, 2024.

As of June 30, 2024 and December 31, 2023, there were 700,000 shares of Class A common stock issued and outstanding to Fortress. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stockholders are entitled to a number of votes per share equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

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

Notes to Condensed Financial Statements

(Unaudited)

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

In January 2024, the Company closed on the January 2024 Registered Direct Offering for the issuance and sale of an aggregate of 1,275,000 shares of its common stock at a purchase price of $1.805 per share of common stock. In addition, the offering includes 6,481,233 shares of common stock in the form of pre-funded warrants at a price of $1.8049. The pre-funded warrants were funded in full at closing except for a nominal exercise price of $0.0001, are exercisable commencing on the closing date and will terminate when such pre-funded warrants are exercised in full. In a concurrent private placement, Checkpoint issued and sold common warrants to purchase up to 7,756,233 shares of common stock (the “January 2024 Common Stock Warrants”). The January 2024 Common Stock Warrants are exercisable immediately upon issuance with an exercise price of $1.68 per share and will expire five years following the issuance date. The Company also issued the placement agent warrants to purchase up to 465,374 shares of common stock with an exercise price of $2.2563 per share. The total gross proceeds from the January 2024 Registered Direct Offering were approximately $14.0 million with net proceeds of approximately $12.6 million after deducting approximately $1.4 million in commissions and other transaction costs. The shares of common stock and the shares underlying the pre-funded warrants were registered for sale under the March 2023 S-3. In March 2024, the Company filed a registration statement on Form S-3 to register the January 2024 Common Stock Warrants and placement agent warrants, which was declared effective April 5, 2024 (File No. 333-278397). In July 2024, the pre-funded warrants from the January 2024 Registered Direct Offering were fully exercised. The January 2024 Common Stock Warrants and placement agent warrants met the criteria for equity classification.

As of June 30, 2024, approximately $77.7 million of securities remain available for sale under the March 2023 Form S-3.

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

Pursuant to the Founders Agreement, the Company issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the February, April, and May 2023 registered direct offerings noted above. Accordingly, the Company issued 159,620 shares of common stock to Fortress and recorded expense of approximately $0.6 million related to this grant, which is included in general and administrative expenses in the Company’s Condensed Statements of Operations for the six months ended June 30, 2023.

Pursuant to the Founders Agreement, the Company issued 1,492,915 shares of common stock to Fortress on May 16, 2024 for the Annual Equity Fee, representing 2.5% of the fully diluted outstanding equity of Checkpoint on January 1, 2024. The Company did not have enough unreserved authorized shares under its certificate of incorporation on January 1, 2024 to issue the shares for the Annual Equity Fee. Therefore, in December 2023, Fortress and Checkpoint mutually agreed to defer the issuance until such time as certificate of incorporation has been amended in order to increase the number of authorized that may be issued thereunder. At the Company’s 2024 Annual Meeting of Stockholders held on May 13, 2024, its stockholders approved an amendment to its certificate of incorporation to increase the number of authorized shares of common stock available to issue. Because the number of outstanding shares issuable to Fortress was determinable on January 1, 2024 prior to the issuance of the December 31, 2023 financial statements, the Company recorded approximately $3.4 million in research and development expense and a credit to Common shares issuable-Founders Agreement during the year ended December 31, 2023.

Pursuant to the Founders Agreement, the Company issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the January 2024 Registered Direct Offering. Accordingly, the Company issued 193,905 shares of common stock to Fortress and recorded expense of approximately $396,000 related to this issuance, which is included in general and administrative expenses in the Company’s Condensed Statements of Operations for the six months ended June 30, 2024.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Equity Incentive Plan

The Company has in effect the Amended and Restated 2015 Incentive Plan (“2015 Incentive Plan”). The 2015 Incentive Plan was adopted in March 2015 by our stockholders. Under the 2015 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to directors, officers, employees and consultants. At the Company’s 2024 Annual Meeting of Stockholders held on May 13, 2024, its stockholders approved an amendment to the 2015 Incentive Plan to increase the shares available for issuance to 18,000,000 shares. The plan expires 10 years from the effective date of the amendment and limits the term of each option to no more than 10 years from the date of grant.

On May 24, 2024, the Company filed a registration statement on Form S-8 under the Securities Act registering the common stock issued, issuable or reserved for issuance under our 2015 Incentive Plan. The registration statement became effective immediately upon filing, and shares covered by the registration statement are eligible for sale in the public markets, subject to grant of the underlying awards, vesting provisions and Rule 144 imitations applicable to our affiliates.

As of June 30, 2024, 8,010,406 shares are available for issuance under the 2015 Incentive Plan.

Restricted Stock Awards

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activity for the six months ended June 30, 2024:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested at December 31, 2023	1,316,120	$6.88
Granted	5,346,306	1.89
Forfeited	(23,894)	6.28
Vested	(279,175)	8.39
Non-vested at June 30, 2024	6,359,357	$2.62

As of June 30, 2024, there was $8.1 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.8 years. This amount does not include, as of June 30, 2024, 1,466,733 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Restricted Stock Units

The following table summarizes restricted stock units activity for the six months ended June 30, 2024:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested at December 31, 2023	615,884	$2.77
Granted	2,200,000	1.84
Forfeited	(17,638)	2.25
Non-vested at June 30, 2024	2,798,246	$2.04

As of June 30, 2024, all restricted stock units outstanding are performance-based and vest upon achievement of certain corporate milestones. The expense for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Stock Options

The following table summarizes stock option award activity for the six months ended June 30, 2024:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Stock Options	Exercise Price	(in years)
Outstanding as of December 31, 2023	127,000	$8.88	8.60
Outstanding as of June 30, 2024	127,000	$8.88	8.10
Vested and exercisable as of June 30, 2024	120,250	$6.50	8.38

Upon the exercise of stock options, the Company will issue new shares of its common stock. The Company used the Black-Scholes Model for determining the estimated fair value of stock-based compensation related to stock options.

Warrants

A summary of warrant activities for the six months ended June 30, 2024 is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Warrants	Exercise Price	(in years)
Outstanding as of December 31, 2023	30,097,671	$2.36	3.00
Granted	14,702,840	0.96
Exercised	(5,171,233)	—
Outstanding as of June 30, 2024	39,629,278	$2.15	3.75

Upon the exercise of warrants, the Company will issue new shares of its common stock.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 ($ in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Research and development	$596	$187	$1,086	$577
General and administrative	574	380	794	959
Total stock-based compensation expense	$1,170	$567	$1,880	$1,536

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

Checkpoint Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

The Company deemed the placement agent warrants issued in December 2022 to be classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside its control. The warrants were recorded at the time of closing at a fair value, determined by using the Black-Scholes Model, and will be revalued at each reporting period thereafter for as long as they remain outstanding. The Company revalued the warrants at June 30, 2024 and December 31, 2023, resulting in a fair value of approximately $125,000 for each period.

Common Stock
Warrant
Liabilities
Common Stock Warrant liabilities at December 31, 2023	$125
Change in fair value of Common Stock Warrant liabilities	—
Common Stock Warrant liabilities at June 30, 2024	$125

The Company used the Black-Scholes Model for determining the estimated fair value of the common stock warrant liabilities. A summary of the weighted average (in aggregate) significant unobservable inputs used in measuring the warrant liability is determined using Level 3 inputs as follows:

	June 30,	December 31,
	2024	2023
Exercise price	$5.41	$5.41
Volatility	106.9%	96.4%
Expected life	3.5	4.0
Risk-free rate	4.5%	3.8%
Dividend yield	—	—

Note 8 - Accounts Payable and Accrued Expenses

At June 30, 2024 and December 31, 2023, accounts payable and accrued expenses consisted of the following ($ in thousands):

	June 30,	December 31,
	2024	2023
Accounts payable	$10,842	$6,570
Accrued compensation	770	1,206
Accrued Research and development	6,238	7,123
Other	265	586
Total accounts payable and accrued expenses	$18,115	$15,485

Note 9 – Subsequent Events

In July 2024, the Company closed the July 2024 Registered Direct Offering for the issuance and sale of an aggregate of 1,230,000 shares of its common stock at a purchase price of $2.05 per share of common stock. In addition, the offering includes 4,623,659 shares of common stock in the form of pre-funded warrants at a price of $2.0499. In a concurrent private placement, the Company issued and sold the July 2024 Common Stock Warrants. The July 2024 Common Stock Warrants will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the July 2024 Common Stock Warrants with an exercise price of $2.05 per share and will expire five years following the issuance date. The total gross proceeds from the July 2024 Registered Direct Offering were approximately $12.0 million.

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

Overview

We are a clinical-stage immunotherapy and targeted oncology company focused on the acquisition, development and commercialization of novel treatments for patients with solid tumor cancers. We are evaluating our lead antibody product candidate, cosibelimab, an anti-programmed death-ligand 1 (“PD-L1”) antibody licensed from the Dana-Farber Cancer Institute, in an ongoing global, open-label, multicohort Phase 1 clinical trial in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including ongoing cohorts in locally advanced and metastatic cutaneous squamous cell carcinoma (“CSCC”) intended to support one or more applications for marketing approval. Based on top-line and interim results in metastatic and locally advanced CSCC, respectively, we submitted a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for these indications in January 2023. On December 15, 2023, the FDA issued a complete response letter (“CRL”) for the cosibelimab BLA for the treatment of patients with metastatic or locally advanced CSCC who are not candidates or curative surgery or radiation. The CRL only cited findings that arose during a multi-sponsor inspection of our third-party contract manufacturing organization as approvability issues to address in a resubmission. In July 2024, we announced that we had completed a resubmission of the BLA to the FDA for cosibelimab to potentially address the approvability issues cited in the CRL. The resubmission was accepted by the FDA as a complete response and the FDA has set a Prescription Drug User Fee Act (“PDUFA”) goal date of December 28, 2024. In addition, we are evaluating our lead small-molecule, targeted anti-cancer agent, olafertinib, a third-generation epidermal growth factor receptor (“EGFR”) inhibitor, as a potential new treatment for patients with EGFR mutation-positive non-small cell lung cancer.

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

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2024, we have an accumulated deficit of $331.9 million.

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

Accounting Pronouncements

During the three-month period ended June 30, 2024, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2023 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

Revenue

For the three months ended June 30, 2024, revenue was approximately $41,000 compared to approximately $31,000 for the three months ended June 20, 2023. The current and prior period revenue consisted of patent fees related to our collaborations with TGTX.

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

For the three months ended June 30, 2024, research and development expenses were approximately $4.5 million, compared to $13.9 million for the three months ended June 30, 2023, a decrease of $9.4 million. The current period research and development expenses primarily consisted of $0.6 million related to commercial manufacturing costs, $1.0 million related to clinical costs for the CK-301-101 study, $1.4 million related to salary expenses, and $0.6 million related to stock compensation expense. The prior period research and development expenses primarily consisted of $9.9 million related to commercial manufacturing costs and inventory build for cosibelimab, which is expensed prior to approval, to support a potential launch of cosibelimab, $0.1 million related to regulatory expenses, $1.8 million related to clinical costs for our product candidates, $1.3 million related to salary expenses, and $0.2 million related to stock compensation expense.

We anticipate our research and development expenses will remain relatively consistent for the remainder of 2024.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities, marketing and facilities-related expenses.

For the three months ended June 30, 2024, general and administrative expenses were approximately $2.2 million, compared to $2.3 million for the three months ended June 30, 2023, a decrease of $0.1 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $0.6 million, $0.4 million related to salary expenses, $0.6 million related to legal and accounting fees, and $0.1 million related to investor relation fees. The prior period general and administrative expenses primarily consisted of stock compensation expense of $0.4 million, $0.4 million related to salary expenses, $0.5 million related to legal and accounting fees, $0.1 million related to investor relation fees, and $0.4 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock.

We anticipate our general and administrative expenses will remain relatively consistent for the remainder of 2024.

Other Income (Expense)

For the three months ended June 30, 2024, interest income was approximately $3,000 compared to approximately $31,000 for the three months ended June 30, 2023, a decrease of approximately $28,000. The decrease was primarily due to our cash balances between the periods.

For the three months ended June 30, 2024, there was no change in the value of common stock warrant liabilities compared to March 31, 2024. For the three months ended June 30, 2023, the loss on common stock warrant liabilities was approximately $0.4 million. The loss on common stock warrant liabilities is comprised of the fair value remeasurement of the common stock warrant liabilities on June 30, 2023 associated with the registered direct offering we completed in December 2022. We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

Comparison of the Six Months Ended June 30, 2024 and 2023

Revenue

For the six months ended June 30, 2024, revenue was approximately $41,000 compared to approximately $66,000 for the six months ended June 30, 2023. The current and prior period revenue consisted of patent fees related to our collaborations with TGTX.

Research and Development Expenses

For the six months ended June 30, 2024, research and development expenses were approximately $13.0 million, compared to $29.8 million for the six months ended June 30, 2023, a decrease of $16.8 million. The current period research and development expenses primarily consisted of $5.1 million related to commercial manufacturing costs and additional inventory build, which is expensed prior to approval, to support a potential launch of cosibelimab, $2.3 million related to clinical costs for the CK-301-101 study, $2.9 million related to salary expenses, and $1.1 million related to stock compensation expense. The prior period research and development expenses primarily consisted of $15.7 million related to commercial manufacturing costs and increased inventory build for cosibelimab, which is expensed prior to approval, to support a potential launch of cosibelimab, $3.9 million related to clinical costs for our product candidates, $3.5 million related to regulatory expenses, including $3.2 million for the PDUFA fee to the FDA for the BLA filing for cosibelimab in the first quarter of 2023, $2.7 million related to salary expenses, and $0.6 million related to stock compensation expense.

General and Administrative Expenses

For the six months ended June 30, 2024, general and administrative expenses were approximately $4.7 million, compared to $4.6 million for the six months ended June 30, 2023, an increase of $0.1 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $0.8 million, $0.9 million related to salary expenses, $1.3 million related to legal and accounting fees, $0.2 million related to investor relation fees, $0.1 million related to marketing costs, and $0.4 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock. The prior period general and administrative expenses primarily consisted of stock compensation expense of $1.0 million, $0.8 million related to salary expenses, $0.9 million related to legal and accounting fees, $0.2 million related to investor relation fees, and $0.6 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock.

Other Income (Expense)

For the six months ended June 30, 2024, interest income was approximately $7,000 compared to approximately $74,000 for the six months ended June 30, 2023, a decrease of approximately $67,000. The decrease was primarily due to our cash balances between the periods.

For the six months ended June 30, 2024, there was no change in the value of common stock warrant liabilities compared to December 31, 2023. For the six months ended June 30, 2023, the gain on common stock warrant liabilities was approximately $7.2 million. The gain on common stock warrant liabilities is comprised of the fair value remeasurement of the common stock warrant liabilities on June 30, 2023 associated with the registered direct offering we completed in December 2022. We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For the six months ended June 30, 2024, foreign currency exchange loss was approximately $1,000, which is comprised of the currency fluctuation when purchasing goods and services in another currency relative to the United States dollar.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2024, we had an accumulated deficit of $331.9 million.

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

In January 2024, we closed on a registered direct offering (the “January 2024 Registered Direct Offering”) for the issuance and sale of an aggregate of 1,275,000 shares of our common stock at a purchase price of $1.805 per share of common stock. In addition, the offering included 6,481,233 shares of common stock in the form of pre-funded warrants at a price of $1.8049. The common stock and the pre-funded warrants were sold together with common warrants (the “January 2024 Common Stock Warrants”) to purchase up to 7,756,233 shares of common stock. The January 2024 Common Stock Warrants are exercisable immediately upon issuance with an exercise price of $1.68 per share and will expire five years following the issuance date. The total gross proceeds from the January 2024 Registered Direct Offering were approximately $14.0 million with net proceeds of approximately $12.6 million after deducting approximately $1.4 million in commissions and other transaction costs. In July 2024, the pre-funded warrants from the January 2024 Registered Direct Offering were fully exercised.

In July 2024, we closed on a registered direct offering (the “July 2024 Registered Direct Offering”) for the issuance and sale of an aggregate of 1,230,000 shares of its common stock at a purchase price of $2.05 per share of common stock. In addition, the offering includes 4,623,659 shares of common stock in the form of pre-funded warrants at a price of $2.0499. In a concurrent private placement, Checkpoint issued and sold the July 2024 Common Stock Warrants. The July 2024 Common Stock Warrants will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the July 2024 Common Stock Warrants with an exercise price of $2.05 per share and will expire five years following the issuance date. The total gross proceeds from the July 2024 Registered Direct Offering were approximately $12.0 million.

Our major sources of cash have been proceeds from the sale of equity securities. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments.

We believe that our cash and cash equivalents are only sufficient to fund our operating expenses into the fourth quarter of 2024, assuming no exercises of outstanding cash warrants. We will need to secure additional funds through equity or debt offerings, or other potential sources such as partnerships to fully develop and commercialize, if approved, our product candidates. Our estimate as to how long we expect our existing cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We cannot be certain that additional funding will be available on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern.

Cash Flows for the Six Months Ended June 30, 2024 and 2023

Operating Activities

Net cash used in operating activities was approximately $12.7 million for the six months ended June 30, 2024, compared to approximately $26.0 million for the six months ended June 30, 2023. The decrease in net cash used in operating activities was primarily related to a reduction in commercial manufacturing, regulatory and licensing fees for cosibelimab in the current period.

Investing Activities

There were no investing activities for the six months ended June 30, 2024 and 2023.

Financing Activities

Net cash provided by financing activities was $12.8 million for the six months ended June 30, 2024, compared to $21.4 million for the six months ended June 30, 2023. Cash provided by financing activities in the current period was related to the net proceeds from the issuance of common shares as part of our January 2024 Registered Direct Offering. The prior period amount was related to the net proceeds from the issuance of common shares as part of three registered direct offerings.

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

With respect to the quarter ended June 30, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

We and certain of our executive officers have been named as defendants in a consolidated putative stockholder class action lawsuit pending in the United States District Court for the Southern District of New York. The action is styled Moore v. Checkpoint Therapeutics, Inc., et al., No. 1:24-cv-02613-PAE (the “Securities Class Action”). The Complaint in the Securities Class Action (the “Complaint”), which was filed on April 5, 2024, alleges that defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions, and the Complaint alleges that the executive officers named as defendants are control persons under Section 20(a) of the Exchange Act. The Complaint was filed on behalf of stockholders who purchased shares of the Company’s common stock between March 10, 2021 and December 15, 2023, and the Complaint seeks, among other things, monetary damages on behalf of the purported class. On June 21, 2024, the Court appointed a lead plaintiff for the putative class and approved his choice of lead counsel. The deadline for lead plaintiff to file his consolidated amended complaint is August 23, 2024, and the deadline for defendants to move to dismiss, answer, or otherwise respond to the consolidated amended complaint is October 23, 2024.

We have been named as a nominal defendant and certain of our current and former directors and executive officers have been named as defendants in a derivative lawsuit pending in the United States District Court for the Southern District of New York. The action is styled Geary v. Oliviero, et al., No. 1:24-cv-03471 (the “Derivative Action”). The Complaint in the Derivative Action, which was filed on May 6, 2024, asserts claims against all defendants under Delaware law for, among other things, breach of fiduciary duty, claims against all defendants under Section 14(a) of the Exchange Act, and claims for contribution under the federal securities laws against certain of the defendants. On June 20, 2024, the Derivative Action was stayed pending final resolution of the anticipated motion to dismiss in the Securities Class Action, including any appeals therefrom.

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

We have a limited operating history, and we have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014 and have an accumulated deficit of $331.9 million as of June 30, 2024. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development, and resulting regulatory approval request submissions, of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building a commercial organization to address certain markets. We will require additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. We believe, assuming no business or corporate development transactions are consummated, and that no outstanding cash warrants are exercised, that our cash and cash equivalents are only sufficient to fund our operating expenses into the fourth quarter of 2024. Accordingly, we intend to continue our active discussions with third party pharmaceutical and biotechnology companies to evaluate potential partnerships or other types of corporate development transactions, including strategic mergers.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or, if approved, commercialization of one or more of our product candidates. We may also seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. Any of these events could significantly harm our business, financial condition and prospects.

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

Our unaudited condensed financial statements as of June 30, 2024 have been prepared under the assumption that we will continue as a going concern for the next twelve months. We do not believe that our cash and cash equivalents are sufficient for the next twelve months after the date that our financial statements are issued. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining debt or equity financings or other arrangements. Our future success depends on our ability to raise capital. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations. Additionally, we intend to continue our active discussions with third party pharmaceutical and biotechnology companies to evaluate potential partnerships or other types of corporate development transactions, including strategic mergers.

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

We intend to use data from our ongoing Phase 1 clinical trial of cosibelimab, conducted outside the United States, in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including CSCC, to potentially support one or more U.S. BLAs and comparable applications for marketing approval outside the U.S. In January 2020, we announced that we had initial discussions with the FDA to execute this strategy in CSCC. Based on top-line and interim results in metastatic and locally advanced CSCC, respectively, we submitted a BLA to the U.S. FDA for these indications in January 2023. In December 2023, the FDA issued a CRL for the cosibelimab BLA due to inspection issues at the third-party contract manufacturing organization. In July 2024, we announced that we had completed a resubmission of the BLA to the FDA for cosibelimab to potentially address the approvability issues cited in the CRL. Although no approvability issues regarding use of data from the Phase 1 clinical trial were noted in the CRL, the FDA reserves the right to review the BLA again in its entirety. We believe, based on published FDA guidance documents, public statements of companies with comparable product candidates, and past interactions with the FDA, that exclusively foreign clinical data from a single study may be acceptable to support marketing approval(s) under FDA regulations. If we prove to be incorrect, running additional studies in the U.S. will require substantial time, effort and financial resources or may not be possible at all.

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

We cannot guarantee that the resubmission of the BLA for cosibelimab will address all issues identified in the CRL to support approval.

On July 2, 2024, we announced that we had completed the resubmission of the cosibelimab BLA potentially addressing the approvability issues cited in the CRL. The resubmission was accepted by the FDA as a complete response and the FDA has set a PDUFA goal date of December 28, 2024. While we believe the BLA resubmission addresses all the approvability issues identified in the CRL, there is no guarantee that the FDA will ultimately agree that such issues have been successfully addressed and resolved or that new approvability issues will not be raised during the BLA resubmission review. Any inability to successfully work with the FDA to find a satisfactory solution to address any issues or concerns in a timely manner or at all during the review process for the BLA, including any inability to provide the FDA with data, analysis or other information sufficient to support an approval of the BLA, may adversely impact the prospects for FDA approval. In addition, an FDA inspection or re-inspection of any facility, including those of our third-party contract manufacturing organization (“CMO”) or otherwise, may further delay, or adversely impact, potential approval. We cannot guarantee that any of our facilities, including our third-party CMO’s facility, will pass any such inspection or reinspection. If we and our CMO are unable to adequately respond to and address any approvability issues or observations raised by FDA during the resubmission review, the approval of cosibelimab could be delayed or a second CRL could be issued. Therefore, it remains unclear when the FDA will approve our BLA, if at all. The previously received CRL, any additional CRLs, and any subsequent resulting delay in the development and approval of cosibelimab may prevent, decrease and/or delay expected revenue. Any of these risks could have a material impact on our business, operating results, and financial condition.

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

The facilities used by our third-party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit or resubmit an NDA or BLA to the FDA. We are required by law to establish adequate oversight and control over raw materials, components and finished products furnished by our third-party manufacturers, but we do not control the day-to-day manufacturing operations of, and are dependent on, our third-party manufacturers for compliance with cGMP regulations for manufacture of our product candidates. Third-party manufacturers may not be able to comply with the cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations and pass regulatory inspections could result in sanctions being imposed on us, including clinical holds, fines, injunctions, restrictions on imports and exports, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

In 2023, our contract manufacturer for cosibelimab received certain observations from the FDA on Form 483 related to a multi-sponsor on-site inspection. In December 2023, the FDA issued a CRL for the cosibelimab BLA due to those inspection issues. In July 2024, we announced that we had completed a resubmission of the BLA to the FDA for cosibelimab to potentially address the approvability issues cited in the CRL. The resubmission was accepted by the FDA as a complete response and the FDA has set a Prescription Drug User Fee Act (“PDUFA”) goal date of December 28, 2024. The FDA’s review of our BLA resubmission requires a re-inspection of our third-party contract manufacturing organization. While we believe the BLA resubmission addresses all the issues identified in the CRL, there is no guarantee that the FDA will agree with the response and remediations in a timely manner or at all, that new issues will not be identified by FDA at our contract manufacturing organization, or that our third party-contract manufacturing organization will pass a regulatory inspection or re-inspection, which could negatively impact our ability to obtain regulatory approval for cosibelimab or obtain approval within reasonable timelines. If we and our CMO are unable to adequately respond to and address any approvability issues or observations raised by FDA during the resubmission review, the approval of cosibelimab could be delayed or a second CRL could be issued. Any further delays in approval will continue to increase our costs and could further delay or impede our ability to commence product sales and generate revenues.

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

The market price and trading volume of our common stock has been highly volatile and is likely to continue to be highly volatile. In addition, the stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of biotechnology and pharmaceutical companies. These broad market fluctuations may cause the market price of our stock to decline. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in potential liabilities, substantial costs, and the diversion of our management’s attention and resources, regardless of the outcome. See Part II, Item 1, Legal Proceedings.

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
3.1

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Checkpoint Therapeutics, Inc. filed as Exhibit 3.1 to Form 8-K filed on May 14, 2024 (File No. 001-38128) and incorporated herein by reference.

10.1	Checkpoint Therapeutics, Inc. Amended and Restated 2015 Incentive Plan filed as Exhibit 10.1 to Form 8-K filed on May 14, 2024 (File No. 001-38128) and incorporated herein by reference.#

31.1

Certification of Principal Executive Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2024.*

31.2

Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2024.*

32.1	Certification of Principal Executive Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2024.*

32.2	Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2024.*

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

# Management Compensation Agreement

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Checkpoint Therapeutics, Inc.
(Registrant)
Date : August 12, 2024	By:	/s/ James F. Oliviero
James F. Oliviero
President and Chief Executive Officer
(Principal Executive Officer)