Form 10-Q
period 2024-09-30
Checkpoint Therapeutics, Inc.
filed 2024-11-12
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 8, 2024
Class A Common Stock, $0.0001 par value	700,000
Common Stock, $0.0001 par value	48,132,500

CHECKPOINT THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended September 30, 2024

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

Risks Related to our Finances and Capital Requirements

●	We have incurred significant losses since our inception and anticipate that we will incur continued losses for the foreseeable future. We have not generated any sales revenue from our development stage products, and we do not know when, or if, we will generate any revenue from sales of an approved product.
●	There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.
●	Our success is contingent upon raising additional capital for our development programs and potential commercialization efforts, which may fail. Even if successful, our future capital raising activities may dilute our current stockholders, restrict our operations, or require us to relinquish proprietary rights.
●	Our limited resources may cause us to fail to capitalize on programs or product candidates presenting commercial opportunity or high likelihood of success.
●	Weakness in the U.S. economy, including within our geographic footprint, has adversely affected us in the past and may adversely affect us in the future.

Risks Pertaining to our Business Strategy, Structure and Organization

●	Our future growth and success depend on our ability to successfully develop and commercialize our product candidates, either by building an in-house commercial infrastructure or through a transaction with a commercial partner, which we have yet to do.
●	Our future growth depends on our acquiring or in-licensing products or product candidates and integrating such products into our business.

Risks Inherent in Drug Development and Commercialization

●	Because results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance may not have favorable results in later clinical trials. Moreover, interim, “top-line,” and preliminary data from our clinical trials that we announce or publish may change, or the perceived product profile may be impacted, as more patient data or additional endpoints are analyzed.
●	We may not receive the required regulatory approvals for any of our product candidates on our projected timelines, if at all, which may result in increased costs and delay our ability to generate revenue.
●	If a product candidate demonstrates lack of efficacy or adverse side effects, we may need to abandon or limit the development of such product candidate.
●	We may not obtain the desired labeling claims or intended uses for product promotion, or favorable scheduling classifications, to successfully promote our products.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, and increased regulatory scrutiny.
●	Our competitors have developed or may develop treatments for our products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.
●	If our products are not broadly accepted by the healthcare community, the revenues from any such product will likely be limited.
●	Any successful products liability claim related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of such products.

Risks Related to Reliance on Third Parties

●	We rely, and will rely in the future, on third-party contract research organizations and contract manufacturers for the conduct of our preclinical and clinical studies and trials, for the completion of commercial and pre-commercial manufacturing and, eventually, for commercialization. If such third parties fail to perform contractual obligations, pass regulatory inspections or re-inspections, meet deadlines, comply with applicable regulations, or if our relationships with such third parties are disrupted, our product candidates may be delayed, and our revenue potential may be limited.
●	We rely on clinical data and results obtained by third parties, which may prove inaccurate or unreliable.

Risks Relating to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.
●	We may be subject to anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to maintain sufficient patent protection for our technology and products, our competitors could develop and commercialize products similar or identical to ours, impairing our ability to successfully commercialize potential products.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ patents.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Relating to Our Platform and Data

●	Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or third parties’ cybersecurity.

Risks Relating to Our Control by Fortress Biotech, Inc. (“Fortress”)

●	Fortress controls a voting majority of our common stock and has the right to receive significant share grants annually, which will result in dilution of our other stockholders and could reduce the value of our common stock.
●	We have entered into certain agreements with Fortress and may have received better terms from unaffiliated third parties.
●	The interests of Fortress may not always coincide with the interests of other stockholders, and Fortress may take actions that advance its own interests and are contrary to the desires of our other stockholders.

Risks Related to Conflicts of Interest

●	We share certain directors with Fortress, which could create conflicts of interest between us and Fortress.

Item 1. Financial Statements.

Checkpoint Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$4,703	$4,928
Prepaid expenses and other current assets	476	450
Total current assets	5,179	5,378
Total Assets	$5,179	$5,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$15,635	$15,485
Accounts payable and accrued expenses - related party	2,009	2,815
Common stock warrant liabilities	125	125
Total current liabilities	17,769	18,425
Total Liabilities	17,769	18,425

Commitments and Contingencies (Note 5)

Stockholders’ Equity (Deficit)
Common Stock ($0.0001 par value), 175,000,000 and 80,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively
Class A common shares, 700,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common shares, 45,095,500 and 27,042,035 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	5	3
Common stock issuable, 0 and 1,492,915 shares as of September 30, 2024 and December 31, 2023, respectively	—	3,419
Additional paid-in capital	329,078	297,864
Accumulated deficit	(341,673)	(314,333)
Total Stockholders’ Equity (Deficit)	(12,590)	(13,047)
Total Liabilities and Stockholders’ Equity (Deficit)	$5,179	$5,378

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenue - related party	$—	$31	$41	$97

Operating expenses:
Research and development	6,366	5,496	19,343	35,267
General and administrative	3,358	2,236	8,043	6,809
Total operating expenses	9,724	7,732	27,386	42,076
Loss from operations	(9,724)	(7,701)	(27,345)	(41,979)

Other income (expense)
Interest income	2	7	9	81
Gain on common stock warrant liabilities	—	1,970	—	9,179
Foreign currency exchange loss	(3)	—	(4)	—
Total other income (expense)	(1)	1,977	5	9,260
Net Loss	$(9,725)	$(5,724)	$(27,340)	$(32,719)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(0.23)	$(0.29)	$(0.73)	$(2.07)
Basic and diluted weighted average number of common shares outstanding	43,151,861	19,988,079	37,556,863	15,842,693

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

For the Three Months Ended September 30, 2024

					Common	Additional		Total
	Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity (Deficit)
Balances at June 30, 2024	700,000	$—	41,631,500	$4	$—	$316,195	$(331,948)	$(15,749)
Issuance of common shares, net of offering costs - Registered direct offering	—	—	1,230,000	1	—	10,954	—	10,955
Issuance of common shares - Founders Agreement	—	—	146,341	—	—	318	—	318
Stock-based compensation expense	—	—	—	—	—	1,611	—	1,611
Exercise of pre-funded and common stock warrants	—	—	2,087,659	—	—	—	—	—
Net loss	—	—	—	—	—	—	(9,725)	(9,725)
Balances at September 30, 2024	700,000	$—	45,095,500	$5	$—	$329,078	$(341,673)	$(12,590)

For the Nine Months Ended September 30, 2024

					Common	Additional		Total
	Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2023	700,000	$—	27,042,035	$3	$3,419	$297,864	$(314,333)	$(13,047)
Issuance of common shares, net of offering costs - Registered direct offering	—	—	2,505,000	2	—	23,590	—	23,592
Issuance of common shares - Founders Agreement	—	—	1,833,161	—	(3,419)	4,133	—	714
Stock-based compensation expense	—	—	5,322,412	—	—	3,491	—	3,491
Exercise of pre-funded and common stock warrants, including inducement	—	—	8,392,892	—	—	—	—	—
Net loss	—	—	—	—	—	—	(27,340)	(27,340)
Balances at September 30, 2024	700,000	$—	45,095,500	$5	$—	$329,078	$(341,673)	$(12,590)

For the Three Months Ended September 30, 2023

					Common	Additional		Total
	Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity (Deficit)
Balances at June 30, 2023	700,000	$—	17,238,393	$2	$—	$266,209	$(289,481)	$(23,270)
Issuance of common shares, net of offering costs - Registered direct offering	—	—	2,427,186	—	—	9,011	—	9,011
Issuance of common shares - Founders Agreement	—	—	80,906	—	—	251	—	251
Stock-based compensation expense	—	—	—	—	—	689	—	689
Exercise of pre-funded and common stock warrants	—	—	1,956,062	—	—	—	—	—
Net loss	—	—	—	—	—	—	(5,724)	(5,724)
Balances at September 30, 2023	700,000	$—	21,702,547	$2	$—	$276,160	$(295,205)	$(19,043)

For the Nine Months Ended September 30, 2023

					Common	Additional		Total
	Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2022	700,000	$—	9,586,683	$1	$1,885	$241,117	$(262,486)	$(19,483)
Issuance of common shares, net of offering costs - Registered direct offering	—	—	6,957,186	1	—	30,124	—	30,125
Issuance of common shares - Founders Agreement	—	—	609,433	—	(1,885)	2,694	—	809
Stock-based compensation expense	—	—	1,101,098	—	—	2,225	—	2,225
Exercise of pre-funded and common stock warrants	—	—	3,448,147	—	—	—	—	—
Net loss	—	—	—	—	—	—	(32,719)	(32,719)
Balances at September 30, 2023	700,000	$—	21,702,547	$2	$—	$276,160	$(295,205)	$(19,043)

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the nine months ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(27,340)	$(32,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,491	2,225
Issuance of common shares - Founders Agreement	714	809
Gain on common stock warrant liabilities	—	(9,179)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(26)	734
Other receivables - related party	—	42
Accounts payable and accrued expenses	43	(4,243)
Accounts payable and accrued expenses - related party	(806)	1,574
Net cash used in operating activities	(23,924)	(40,757)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares - Registered direct offerings	26,000	33,621
Payment of offering costs for the issuance of common shares - Registered direct offerings	(2,301)	(3,160)
Net cash provided by financing activities	23,699	30,461

Net decrease in cash and cash equivalents	(225)	(10,296)
Cash and cash equivalents at beginning of period	4,928	12,068
Cash and cash equivalents at end of period	$4,703	$1,772

Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$3,419	$1,885
Unpaid offering costs for the issuance of common shares - Registered direct offerings	$107	$336

The accompanying notes are an integral part of these condensed financial statements.

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

Liquidity, Capital Resources and Going Concern

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2024, the Company had an accumulated deficit of $341.7 million.

In February 2023, the Company closed on a registered direct offering (the “February 2023 Registered Direct Offering”) for the issuance and sale of an aggregate of 1,180,000 shares of its common stock at a purchase price of $5.25 per share in a registered direct offering. In addition, the offering includes 248,572 shares of common stock in the form of pre-funded warrants at a price of $5.2499. In a concurrent private placement, the Company issued and sold Series A warrants to purchase up to 1,428,572 shares of common stock and Series B warrants to purchase up to 1,428,572 shares of common stock. The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $5.00 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The total gross proceeds from the offering were approximately $7.5 million with net proceeds of approximately $6.7 million after deducting approximately $0.8 million in commissions and other transaction costs.

In April 2023, the Company closed on a registered direct offering (the “April 2023 Registered Direct Offering”) for the issuance and sale of an aggregate of 1,700,000 shares of its common stock at a purchase price of $3.60 per share of common stock in a registered direct offering. In a concurrent private placement, the Company issued and sold Series A warrants to purchase up to 1,700,000 shares of common stock and Series B warrants to purchase up to 1,700,000 shares of common stock. The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $3.35 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The total gross proceeds from the offering were approximately $6.1 million with net proceeds of approximately $5.5 million after deducting approximately $0.6 million in commissions and other transaction costs.

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

In July 2024, the Company closed on a registered direct offering (the “July 2024 Registered Direct Offering”) for the issuance and sale of an aggregate of 1,230,000 shares of its common stock at a purchase price of $2.05 per share of common stock. In addition, the offering includes 4,623,659 shares of common stock in the form of pre-funded warrants at a price of $2.0499. In a concurrent private placement, the Company issued and sold common warrants to purchase up to 5,853,659 shares of common stock. The common warrants will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise with an exercise price of $2.05 per share and will expire five years following the issuance date. The total gross proceeds from the July 2024 Registered Direct Offering were approximately $12.0 million with net proceeds of approximately $11.0 million after deducting approximately $1.0 million in commissions and other transaction costs.

On November 12, 2024, the Company received approximately $9.2 million from the exercise of existing Series B warrants for the issuance of 3,256,269 shares of common stock from the May 2023 Registered Direct Offering with an exercise price of $2.821 per share.

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

The Company believes that its cash and cash equivalents are only sufficient to fund its operating expenses into the first quarter of 2025, assuming no exercises of outstanding common stock warrants. The Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these financial statements are issued. Management’s plans to alleviate the conditions that raise substantial doubt include reduced 2024 spending, including projected savings through delaying the development timelines of certain programs and the pursuit of additional cash resources through public or private equity or debt financings and potential partnerships. Management has concluded that the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements. The Company’s estimate as to how long it expects its existing cash to be able to continue to fund its operations is based on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. Further, changing circumstances, some of which may be beyond its control, could cause the Company to consume capital faster than it currently anticipates, and it may need to seek additional funds sooner than planned. The Company cannot be certain that additional funding will be available to it on acceptable terms, or at all.

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

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. For tax positions that are more likely than not to be sustained upon audit, the Company recognizes the largest amount with a greater than 50% likelihood of being realized. The Company does not recognize any portion of the benefit for tax positions that are not more likely than not to be sustained upon audit. As of September 30, 2024 and December 31, 2023, the Company determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset.

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The following table summarizes potentially dilutive securities outstanding at September 30, 2024 and 2023 that were excluded from the computation of diluted net loss per share, as they would be anti-dilutive:

	September 30,
	2024	2023
Warrants (Note 6)	48,370,157	23,392,796
Stock options (Note 6)	127,000	127,000
Unvested restricted stock awards (Note 6)	6,357,732	1,331,286
Unvested restricted stock units (Note 6)	2,798,246	619,884
Total	57,653,135	25,470,966

Comprehensive Loss

The Company has no components of comprehensive loss other than net loss. Thus, comprehensive loss is the same as net loss for the periods presented.

Recently Issued Accounting Pronouncements

During the nine-month period ended September 30, 2024, there were no new accounting pronouncements or updates to recently issued accounting pronouncements as disclosed in the Company’s Form 10-K for the year ended December 31, 2023 that affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

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

In connection with the license agreement with Dana-Farber, the Company entered into a collaboration agreement with TGTX to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retained the right to develop and commercialize these antibodies in solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Effective September 30, 2023, the Company and TGTX agreed to mutually terminate the collaboration agreement. For the three months ended September 30, 2024 and 2023, the Company recognized nil and $10,000 in revenue related to the collaboration agreement in the Condensed Statements of Operations. For the nine months ended September 30, 2024 and 2023, the Company recognized approximately $41,000 and $51,000, respectively, in revenue related to the collaboration agreement in the Condensed Statements of Operations.

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

In connection with the license agreement with Jubilant, the Company entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retained the right to develop and commercialize these compounds in the field of solid tumors. Effective September 30, 2023, the Company and TGTX agreed to mutually terminate the sublicense agreement. For the three and nine months ended September 30, 2023, the Company recognized approximately $21,000 and $45,000, respectively, in revenue related to the sublicense agreement in the Condensed Statements of Operations.

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

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of the Company’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of its Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. The MSA shall be automatically extended for additional five-year periods unless Fortress or the Company provides notice to the other party of its desire not to automatically extend the term. For each of the three months ended September 30, 2024 and 2023, the Company recognized $125,000 in expense in the Condensed Statements of Operations related to the MSA. For each of the nine months ended September 30, 2024 and 2023, the Company recognized $375,000 in expense on its Condensed Statements of Operations related to the MSA.

Caribe BioAdvisors, LLC

In December 2016, the Company entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. In June 2023, Mr. Weiss assigned the agreement to Hawkins BioVentures, LLC. For the three months ended September 30, 2024 and 2023, the Company recognized approximately $33,000 and $28,000, respectively, in expense in its Condensed Statements of Operations related to the advisory agreement, including approximately $18,000 and $13,000 in expense related to annual equity incentive grants. For the nine months ended September 30, 2024 and 2023, the Company recognized approximately $92,000 and $83,000, respectively, in expense in its Condensed Statements of Operations related to the advisory agreement, including approximately $47,000 and $37,000 in expense related to annual equity incentive grants.

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

The Company and James Oliviero have been named as defendants in a consolidated putative stockholder class action lawsuit pending in the United States District Court for the Southern District of New York (the “Court”), which was filed on April 5, 2024.  The action is styled In re Checkpoint Therapeutics, Inc. Securities Litigation, No. 1:24-cv-02613-PAE (the “Securities Class Action”).  On June 21, 2024, the Court appointed a lead plaintiff for the putative class and approved his choice of lead counsel. The lead plaintiff filed his amended complaint (the “Amended Complaint”) on August 23, 2024, which alleges that defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions, and that James Oliviero is named as a control person under Section 20(a) of the Exchange Act. The Amended Complaint was filed on behalf of stockholders who purchased shares of the Company’s common stock between March 10, 2021, and December 15, 2023, and seeks, among other things, monetary damages on behalf of the purported class. Defendants moved to dismiss the Amended Complaint on October 23, 2024.

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

The Company believes that the allegations in the Securities Class Action and the Derivative Action are without merit and intends to defend itself and its directors and executive officers vigorously. There is no assurance, however, that the Company or the other defendants will be successful in their defense of either of these allegations or that the Company’s insurance policy coverage will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Moreover, the Company is unable to predict the outcome or reasonably estimate a range of possible losses at this time.

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

As of September 30, 2024 and December 31, 2023, there were 700,000 shares of Class A common stock issued and outstanding to Fortress. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stockholders are entitled to a number of votes per share equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

Registered Direct Offerings

In November 2020, the Company filed a shelf registration statement on Form S-3 (the “November 2020 Form S-3”), which was declared effective in December 2020 (File No. 333-251005). Under the November 2020 Form S-3, the Company may sell up to a total of $100 million of its securities.

In February 2023, the Company closed on the February 2023 Registered Direct Offering for the issuance and sale of an aggregate of 1,180,000 shares of its common stock at a purchase price of $5.25 per share of common stock. In addition, the offering includes 248,572 shares of common stock in the form of pre-funded warrants at a price of $5.2499. The pre-funded warrants were funded in full at closing except for a nominal exercise price of $0.0001, are exercisable commencing on the closing date and will terminate when such pre-funded warrants are exercised in full. In a concurrent private placement, the Company issued and sold Series A warrants to purchase up to 1,428,572 shares of common stock and Series B warrants to purchase up to 1,428,572 shares of common stock (collectively, the “February 2023 Common Stock Warrants”). The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $5.00 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The Company also issued the placement agent warrants to purchase up to 85,714 shares of common stock with an exercise price of $6.5625 per share. The total gross proceeds from the February 2023 Registered Direct Offering were approximately $7.5 million with net proceeds of approximately $6.7 million after deducting approximately $0.8 million in commissions and other transaction costs. The shares of common stock and the shares underlying the pre-funded warrants were registered for sale under the November 2020 Form S-3. In March 2023, the Company filed a registration statement on Form S-3 to register the February 2023 Common Stock Warrants and placement agent warrants, which was declared effective May 5, 2023 (File No. 333-270474). In February 2023, the pre-funded warrants from the February 2023 Registered Direct Offering were fully exercised. The February 2023 Common Stock Warrants and placement agent warrants met the criteria for equity classification.

In April 2023, the Company closed on the April 2023 Registered Direct Offering for the issuance and sale of an aggregate of 1,700,000 shares of its common stock at a purchase price of $3.60 per share of common stock. In a concurrent private placement, the Company issued and sold Series A warrants to purchase up to 1,700,000 shares of common stock and Series B warrants to purchase up to 1,700,000 shares of common stock (collectively, the “April 2023 Common Stock Warrants”). The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $3.35 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The Company also issued the placement agent warrants to purchase up to 102,000 shares of common stock with an exercise price of $4.50 per share. The total gross proceeds from the April 2023 Registered Direct Offering were approximately $6.1 million with net proceeds of approximately $5.5 million after deducting approximately $0.6 million in commissions and other transaction costs. The shares of common stock were registered for sale under the November 2020 Form S-3. In April 2023, the Company filed a registration statement on Form S-3 to register the April 2023 Common Stock Warrants and placement agent warrants, which was declared effective May 5, 2023 (File No. 333-271171). The April 2023 Common Stock Warrants and placement agent warrants met the criteria for equity classification.

The November 2020 Form S-3 expired in December 2023.

In March 2023, the Company filed a shelf registration statement on Form S-3 (the “March 2023 Form S-3”), which was declared effective May 5, 2023 (File No. 333-270843). Under the March 2023 Form S-3, the Company may sell up to a total of $150 million of its securities.

In May 2023, the Company closed on the May 2023 Registered Direct Offering for the issuance and sale of an aggregate of 1,650,000 shares of its common stock at a purchase price of $3.071 per share of common stock. In addition, the offering includes 1,606,269 shares of common stock in the form of pre-funded warrants at a price of $3.0709. The pre-funded warrants were funded in full at closing except for a nominal exercise price of $0.0001, are exercisable commencing on the closing date and will terminate when such pre-funded warrants are exercised in full. The common stock and the pre-funded warrants were sold together with Series A warrants to purchase up to 3,256,269 shares of common stock and Series B warrants to purchase up to 3,256,269 shares of common stock (collectively, the “May 2023 Common Stock Warrants”). The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $2.821 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The Company also issued the placement agent warrants to purchase up to 195,376 shares of common stock with an exercise price of $3.8388 per share. The total gross proceeds from the May 2023 Registered Direct Offering were approximately $10.0 million with net proceeds of approximately $9.1 million after deducting approximately $0.9 million in commissions and other transaction costs. The shares of common stock and the shares underlying the pre-funded warrants, May 2023 Common Stock Warrants, and placement agent warrants were registered for sale under the March 2023 Form S-3. In August 2023, the pre-funded warrants from the May 2023 Registered Direct Offering were fully exercised. The May 2023 Common Stock Warrants and placement agent warrants met the criteria for equity classification.

In July 2023, the Company closed on the July 2023 Registered Direct Offering for the issuance and sale of an aggregate of 2,427,186 shares of its common stock at a purchase price of $3.09 per share of common stock in a registered direct offering. In addition, the offering includes 809,062 shares of common stock in the form of pre-funded warrants at a price of $3.0899. The pre-funded warrants were funded in full at closing except for a nominal exercise price of $0.0001, are exercisable commencing on the closing date and will terminate when such pre-funded warrants are exercised in full. The common stock and the pre-funded warrants were sold together with Series A warrants to purchase up to 3,236,248 shares of common stock and Series B warrants to purchase up to 3,236,248 shares of common stock (collectively, the “July 2023 Common Stock Warrants”). The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $2.84 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The Company also issued the placement agent warrants to purchase up to 194,175 shares of common stock with an exercise price of $3.8625 per share. The total gross proceeds from the July 2023 Registered Direct Offering were approximately $10.0 million with net proceeds of approximately $9.1 million after deducting approximately $0.9 million in commissions and other transaction costs. The shares of common stock and the shares underlying the pre-funded warrants, July 2023 Common Stock Warrants, and placement agent warrants were registered for sale under the March 2023 Form S-3. In September 2023, the pre-funded warrants from the July 2023 Registered Direct Offering were fully exercised. The July 2023 Common Stock Warrants and placement agent warrants met the criteria for equity classification.

In January 2024, the Company closed on the January 2024 Registered Direct Offering for the issuance and sale of an aggregate of 1,275,000 shares of its common stock at a purchase price of $1.805 per share of common stock. In addition, the offering includes 6,481,233 shares of common stock in the form of pre-funded warrants at a price of $1.8049. The pre-funded warrants were funded in full at closing except for a nominal exercise price of $0.0001, are exercisable commencing on the closing date, and will terminate when such pre-funded warrants are exercised in full. In a concurrent private placement, the Company issued and sold common warrants to purchase up to 7,756,233 shares of common stock (the “January 2024 Common Stock Warrants”). The January 2024 Common Stock Warrants are exercisable immediately upon issuance with an exercise price of $1.68 per share and will expire five years following the issuance date. The Company also issued the placement agent warrants to purchase up to 465,374 shares of common stock with an exercise price of $2.2563 per share. The total gross proceeds from the January 2024 Registered Direct Offering were approximately $14.0 million with net proceeds of approximately $12.6 million after deducting approximately $1.4 million in commissions and other transaction costs. The shares of common stock and the shares underlying the pre-funded warrants were registered for sale under the March 2023 Form S-3. In March 2024, the Company filed a registration statement on Form S-3 to register the January 2024 Common Stock Warrants and placement agent warrants, which was declared effective April 5, 2024 (File No. 333-278397). In July 2024, the pre-funded warrants from the January 2024 Registered Direct Offering were fully exercised. The January 2024 Common Stock Warrants and placement agent warrants met the criteria for equity classification.

In July 2024, the Company closed on the July 2024 Registered Direct Offering for the issuance and sale of an aggregate of 1,230,000 shares of its common stock at a purchase price of $2.05 per share of common stock. In addition, the offering includes 4,623,659 shares of common stock in the form of pre-funded warrants at a price of $2.0499. The pre-funded warrants were funded in full at closing except for a nominal exercise price of $0.0001, are exercisable commencing on the closing date, and will terminate when such pre-funded warrants are exercised in full. In a concurrent private placement, the Company issued and sold common warrants to purchase up to 5,853,659 shares of common stock (the “July 2024 Common Stock Warrants”). The July 2024 Common Stock Warrants have an exercise price of $2.05 per share, will be exercisable after requisite approval of our stockholders is received, and have a term of exercise of five years from the issuance date. The Company also issued the placement agent warrants to purchase up to 351,220 shares of common stock with an exercise price of $2.5625 per share. The total gross proceeds from the July 2024 Registered Direct Offering were approximately $12.0 million with net proceeds of approximately $11.0 million after deducting approximately $1.0 million in commissions and other transaction costs. The shares of common stock and the shares underlying the pre-funded warrants were registered for sale under the March 2023 Form S-3. In August 2024, the Company filed a registration statement on Form S-3 to register the July 2024 Common Stock Warrants and placement agent warrants, which was declared effective August 30, 2024 (File No. 333-281650). As of November 8, 2024, 3,814,659 pre-funded warrants from the July 2024 Registered Direct Offering were fully exercised. The July 2024 Common Stock Warrants and placement agent warrants met the criteria for equity classification.

As of September 30, 2024, approximately $65.7 million of securities remain available for sale under the March 2023 Form S-3.

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

Pursuant to the Founders Agreement, the Company issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the February, April, and May 2023 registered direct offerings noted above. Accordingly, the Company issued 159,620 shares of common stock to Fortress and recorded expense of approximately $0.6 million related to these issuances, which is included in general and administrative expenses in the Company’s Condensed Statements of Operations for the nine months ended September 30, 2023.

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

Pursuant to the Founders Agreement, the Company issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the January and July 2024 registered direct offerings noted above. Accordingly, the Company issued 340,246 shares of common stock to Fortress and recorded expense of approximately $714,000 related to these issuances, which is included in general and administrative expenses in the Company’s Condensed Statements of Operations for the nine months ended September 30, 2024.

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

As of September 30, 2024, 8,010,406 shares are available for issuance under the 2015 Incentive Plan.

Restricted Stock Awards

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activity for the nine months ended September 30, 2024:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested at December 31, 2023	1,316,120	$6.88
Granted	5,346,306	1.89
Forfeited	(23,894)	6.28
Vested	(280,800)	8.40
Non-vested at September 30, 2024	6,357,732	$2.62

As of September 30, 2024, there was $6.4 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.7 years. This amount does not include, as of September 30, 2024, 1,466,733 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Restricted Stock Units

The following table summarizes restricted stock units activity for the nine months ended September 30, 2024:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested at December 31, 2023	615,884	$2.77
Granted	2,200,000	1.84
Forfeited	(17,638)	2.25
Non-vested at September 30, 2024	2,798,246	$2.04

As of September 30, 2024, all restricted stock units outstanding are performance-based and vest upon achievement of certain corporate milestones. The expense for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Stock Options

The following table summarizes stock option award activity for the nine months ended September 30, 2024:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Stock Options	Exercise Price	(in years)
Outstanding as of December 31, 2023	127,000	$8.88	8.60
Outstanding as of September 30, 2024	127,000	$8.88	7.85
Vested and exercisable as of September 30, 2024	120,250	$6.50	8.13

Upon the exercise of stock options, the Company will issue new shares of its common stock. The Company used the Black-Scholes Model for determining the estimated fair value of stock-based compensation related to stock options.

Warrants

A summary of warrant activities for the nine months ended September 30, 2024 is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Warrants	Exercise Price	(in years)
Outstanding as of December 31, 2023	30,097,671	$2.36	3.00
Granted	25,531,378	1.87
Exercised	(7,258,892)	—
Outstanding as of September 30, 2024	48,370,157	$2.20	2.98

Upon the exercise of warrants, the Company will issue new shares of its common stock. The weighted average exercise price and weighted average remaining contractual life amounts presented in the table above exclude the effect of the 11,104,892 pre-funded warrants granted by the Company during the nine-months ended September 30, 2024, with an average exercise price of $0.0001. During the nine months ended September 30, 2024, 7,258,892 of those pre-funded warrants were exercised.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Research and development	$543	$304	$1,629	$881
General and administrative	1,068	385	1,862	1,344
Total stock-based compensation expense	$1,611	$689	$3,491	$2,225

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

The Company deemed the placement agent warrants issued in December 2022 to be classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside its control. The warrants were recorded at the time of closing at a fair value, determined by using the Black-Scholes Model, and will be revalued at each reporting period thereafter for as long as they remain outstanding. The Company revalued the warrants at September 30, 2024 and December 31, 2023, resulting in a fair value of approximately $125,000 for each period.

Common Stock
Warrant
Liabilities
Common Stock Warrant liabilities at December 31, 2023	$125
Change in fair value of Common Stock Warrant liabilities	—
Common Stock Warrant liabilities at September 30, 2024	$125

The Company used the Black-Scholes Model for determining the estimated fair value of the common stock warrant liabilities. A summary of the weighted average (in aggregate) significant unobservable inputs used in measuring the warrant liability is determined using Level 3 inputs as follows:

	September 30,	December 31,
	2024	2023
Exercise price	$5.41	$5.41
Volatility	108.0%	96.4%
Expected life	3.2	4.0
Risk-free rate	3.6%	3.8%
Dividend yield	—	—

Note 8 - Accounts Payable and Accrued Expenses

At September 30, 2024 and December 31, 2023, accounts payable and accrued expenses consisted of the following ($ in thousands):

	September 30,	December 31,
	2024	2023
Accounts payable	$7,891	$6,570
Accrued compensation	1,102	1,206
Accrued Research and development	6,419	7,123
Other	223	586
Total accounts payable and accrued expenses	$15,635	$15,485

Note 9 – Subsequent Events

On November 12, 2024, the Company received approximately $9.2 million from the exercise of existing Series B warrants for the issuance of 3,256,269 shares of common stock from the May 2023 Registered Direct Offering with an exercise price of $2.821 per share. The shares of common stock issuable upon the exercise of the warrants were registered under the March 2023 Form S-3.

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

Overview

We are a clinical-stage immunotherapy and targeted oncology company focused on the acquisition, development and commercialization of novel treatments for patients with solid tumor cancers. We are evaluating our lead antibody product candidate, cosibelimab, an anti-programmed death-ligand 1 (“PD-L1”) antibody licensed from the Dana-Farber Cancer Institute, in an ongoing global, open-label, multicohort Phase 1 clinical trial in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including ongoing cohorts in locally advanced and metastatic cutaneous squamous cell carcinoma (“CSCC”) intended to support one or more applications for marketing approval. Based on top-line and interim results in metastatic and locally advanced CSCC, respectively, we submitted a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for these indications in January 2023. On December 15, 2023, the FDA issued a complete response letter (“CRL”) for the cosibelimab BLA for the treatment of patients with metastatic or locally advanced CSCC who are not candidates or curative surgery or radiation. The CRL only cited findings that arose during a multi-sponsor inspection of our third-party contract manufacturing organization as approvability issues to address in a resubmission. In July 2024, we announced that we had completed a resubmission of the BLA to the FDA for cosibelimab to potentially address the approvability issues cited in the CRL. The resubmission was accepted by the FDA as a complete response, and the FDA has set a Prescription Drug User Fee Act (“PDUFA”) goal date of December 28, 2024. In addition, we are evaluating our lead small-molecule, targeted anti-cancer agent, olafertinib, a third-generation epidermal growth factor receptor (“EGFR”) inhibitor, as a potential new treatment for patients with EGFR mutation-positive non-small cell lung cancer.

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

To date, we have not received approval for the sale of any product candidate in any market and, therefore, have not generated any product sales from any product candidates. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2024, we have an accumulated deficit of $341.7 million.

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

Accounting Pronouncements

During the three-month period ended September 30, 2024, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2023 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

Revenue

For the three months ended September 30, 2024, revenue was nil compared to approximately $31,000 for the three months ended September 20, 2023. The prior period revenue consisted of patent fees related to our collaborations with TGTX.

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

For the three months ended September 30, 2024, research and development expenses were approximately $6.4 million, compared to $5.5 million for the three months ended September 30, 2023, an increase of $0.9 million. The current period research and development expenses primarily consisted of $3.1 million related to commercial manufacturing costs and additional inventory build, which is expensed prior to approval, to support a potential launch of cosibelimab, $1.1 million related to clinical costs for cosibelimab, $1.4 million related to salary expenses, and $0.5 million related to stock compensation expense. The prior period research and development expenses primarily consisted of $2.0 million related to commercial manufacturing costs for cosibelimab, $1.6 million related to clinical costs for the CK-301-101 study, $1.3 million related to salary expenses, and $0.3 million related to stock compensation expense.

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

For the three months ended September 30, 2024, general and administrative expenses were approximately $3.4 million, compared to $2.2 million for the three months ended September 30, 2023, an increase of $1.2 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $1.1 million, $0.4 million related to salary expenses, $0.9 million related to legal and accounting fees, $0.3 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock, $0.1 million related to investor relation fees, and $0.1 million related to marketing costs. The prior period general and administrative expenses primarily consisted of stock compensation expense of $0.4 million, $0.4 million related to salary expenses, $0.5 million related to legal and accounting fees, $0.1 million related to investor relation fees, $0.1 million related to marketing costs, and $0.2 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock.

We anticipate our general and administrative expenses will increase modestly for the remainder of 2024.

Other Income (Expense)

For the three months ended September 30, 2024, interest income was approximately $2,000 compared to approximately $7,000 for the three months ended September 30, 2023, a decrease of approximately $5,000. The decrease was primarily due to our cash balances and interest rates between the periods.

For the three months ended September 30, 2024, there was no change in the value of common stock warrant liabilities compared to June 30, 2024. For the three months ended September 30, 2023, the gain on common stock warrant liabilities was approximately $2.0 million. The gain on common stock warrant liabilities is comprised of the fair value remeasurement of the common stock warrant liabilities on September 30, 2023 associated with the registered direct offering we completed in December 2022. We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For the three months ended September 30, 2024, foreign currency exchange loss was approximately $3,000, which is comprised of the currency fluctuation when purchasing goods and services in another currency relative to the United States dollar.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Revenue

For the nine months ended September 30, 2024, revenue was approximately $41,000 compared to approximately $97,000 for the nine months ended September 30, 2023. The current and prior period revenue consisted of patent fees related to our collaborations with TGTX.

Research and Development Expenses

For the nine months ended September 30, 2024, research and development expenses were approximately $19.3 million, compared to $35.3 million for the nine months ended September 30, 2023, a decrease of $16.0 million. The current period research and development expenses primarily consisted of $8.2 million related to commercial manufacturing costs and additional inventory build, which is expensed prior to approval, to support a potential launch of cosibelimab, $3.4 million related to clinical costs for the CK-301-101 study, $4.2 million related to salary expenses, and $1.6 million related to stock compensation expense. The prior period research and development expenses primarily consisted of $17.7 million related to commercial manufacturing costs and inventory build, $5.5 million related to clinical costs for our product candidates, $3.5 million related to regulatory expenses, including $3.2 million for the PDUFA fee to the FDA for the BLA filing for cosibelimab in the first quarter of 2023, $3.9 million related to salary expenses, and $0.9 million related to stock compensation expense.

General and Administrative Expenses

For the nine months ended September 30, 2024, general and administrative expenses were approximately $8.0 million, compared to $6.8 million for the nine months ended September 30, 2023, an increase of $1.2 million. The current period general and administrative expenses primarily consisted of stock compensation expense of $1.9 million, $1.3 million related to salary expenses, $2.2 million related to legal and accounting fees, $0.3 million related to investor relation fees, $0.2 million related to marketing costs, and $0.7 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock. The prior period general and administrative expenses primarily consisted of stock compensation expense of $1.3 million, $1.2 million related to salary expenses, $1.4 million related to legal and accounting fees, $0.3 million related to investor relation fees, $0.1 million related to marketing costs, and $0.8 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock.

Other Income (Expense)

For the nine months ended September 30, 2024, interest income was approximately $9,000 compared to approximately $81,000 for the nine months ended September 30, 2023, a decrease of approximately $72,000. The decrease was primarily due to our cash balances and interest rates between the periods.

For the nine months ended September 30, 2024, there was no change in the value of common stock warrant liabilities compared to December 31, 2023. For the nine months ended September 30, 2023, the gain on common stock warrant liabilities was approximately $9.2 million. The gain on common stock warrant liabilities is comprised of the fair value remeasurement of the common stock warrant liabilities on September 30, 2023 associated with the registered direct offering we completed in December 2022. We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For the nine months ended September 30, 2024, foreign currency exchange loss was approximately $4,000, which is comprised of the currency fluctuation when purchasing goods and services in another currency relative to the United States dollar.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2024, we had an accumulated deficit of $341.7 million.

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

In July 2024, we closed on a registered direct offering (the “July 2024 Registered Direct Offering”) for the issuance and sale of an aggregate of 1,230,000 shares of its common stock at a purchase price of $2.05 per share of common stock. In addition, the offering includes 4,623,659 shares of common stock in the form of pre-funded warrants at a price of $2.0499. The common stock and the pre-funded warrants were sold together with common warrants (the “July 2024 Common Stock Warrants”) to purchase up to 5,853,659 shares of common stock. The July 2024 Common Warrants have an exercise price of $2.05 per share, will be exercisable after requisite approval of our stockholders is received, and have a term of exercise of five years from the issuance date. The total gross proceeds from the July 2024 Registered Direct Offering were approximately $12.0 million with net proceeds of approximately $11.0 million after deducting approximately $1.0 million in commissions and other transaction costs. As of November 8, 2024, 3,814,659 pre-funded warrants from the July 2024 Registered Direct Offering were fully exercised.

On November 12, 2024, we received approximately $9.2 million from the exercise of existing Series B warrants for the issuance of 3,256,269 shares of common stock from the May 2023 Registered Direct Offering with an exercise price of $2.821 per share.

Our major sources of cash have been proceeds from the sale of equity securities. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments.

We believe that our cash and cash equivalents are only sufficient to fund our operating expenses into the first quarter of 2025, assuming no exercises of outstanding common stock warrants. We will need to secure additional funds through equity or debt offerings, or other potential sources such as partnerships to fully develop and commercialize, if approved, our product candidates. Our estimate as to how long we expect our existing cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We cannot be certain that additional funding will be available on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern.

Cash Flows for the Nine Months Ended September 30, 2024 and 2023

Operating Activities

Net cash used in operating activities was approximately $23.9 million for the nine months ended September 30, 2024, compared to approximately $40.8 million for the nine months ended September 30, 2023. The decrease in net cash used in operating activities was primarily related to a reduction in commercial manufacturing and regulatory fees for cosibelimab in the current period.

Investing Activities

There were no investing activities for the nine months ended September 30, 2024 and 2023.

Financing Activities

Net cash provided by financing activities was $23.7 million for the nine months ended September 30, 2024, compared to $30.5 million for the nine months ended September 30, 2023. Cash provided by financing activities in the current period was related to the net proceeds from the issuance of common shares as part of our January and July 2024 registered direct offerings. The prior period amount was related to the net proceeds from the issuance of common shares as part of four registered direct offerings.

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

With respect to the quarter ended September 30, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

We and James Oliviero have been named as defendants in a consolidated putative stockholder class action lawsuit pending in the United States District Court for the Southern District of New York (the “Court”), which was filed on April 5, 2024. The action is styled In re Checkpoint Therapeutics, Inc. Securities Litigation, No. 1:24-cv-02613-PAE (the “Securities Class Action”). On June 21, 2024, the Court appointed a lead plaintiff for the putative class and approved his choice of lead counsel. The lead plaintiff filed his amended complaint (the “Amended Complaint”) on August 23, 2024, which alleges that defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions, and that James Oliviero is named as a control person under Section 20(a) of the Exchange Act. The Amended Complaint was filed on behalf of stockholders who purchased shares of our common stock between March 10, 2021, and December 15, 2023, and seeks, among other things, monetary damages on behalf of the purported class. Defendants moved to dismiss the Amended Complaint on October 23, 2024.

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

We have a limited operating history, and we have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014 and have an accumulated deficit of $341.7 million as of September 30, 2024. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

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

We will require substantial additional funding which may not be available to us on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may be unable to complete the development and potential commercialization of our product candidates, or continue our development programs.

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development, and resulting regulatory approval request submissions, of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, including building a commercial organization to address certain markets. We will require additional capital for the further development and, if approved, commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. We believe, assuming no business or corporate development transactions are consummated, and that no outstanding common stock warrants are exercised, that our cash and cash equivalents are only sufficient to fund our operating expenses into the first quarter of 2025. Accordingly, we intend to continue our active discussions with third party pharmaceutical and biotechnology companies to evaluate potential partnerships or other types of corporate development transactions, including strategic mergers.

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

Our unaudited condensed financial statements as of September 30, 2024 have been prepared under the assumption that we will continue as a going concern for the next twelve months. We do not believe that our cash and cash equivalents are sufficient for the next twelve months after the date that our financial statements are issued. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining debt or equity financings or other arrangements. Our future success depends on our ability to raise capital. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations. Additionally, we intend to continue our active discussions with third party pharmaceutical and biotechnology companies to evaluate potential partnerships or other types of corporate development transactions, including strategic mergers.

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

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates. As a development-stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize such product candidates, either by building an in-house commercial infrastructure or through a transaction with a commercial partner, which we have yet to do. Our product candidates are currently in preclinical development or in clinical trials. Our business depends entirely on the successful development and commercialization of our product candidates, which may never occur. We currently have no drug products for sale, currently generate no revenues from sales of any drug products and may never be able to develop or commercialize a marketable drug.

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

We intend to use data from our ongoing Phase 1 clinical trial of cosibelimab, conducted outside the United States, in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including CSCC, to potentially support one or more U.S. BLAs and comparable applications for marketing approval outside the U.S. In January 2020, we announced that we had initial discussions with the FDA to execute this strategy in CSCC. Based on top-line and interim results in metastatic and locally advanced CSCC, respectively, we submitted a BLA to the U.S. FDA for these indications in January 2023. In December 2023, the FDA issued a CRL for the cosibelimab BLA due to inspection issues at the third-party contract manufacturing organization. In July 2024, we announced that we had completed a resubmission of the BLA to the FDA for cosibelimab to potentially address the approvability issues cited in the CRL. The resubmission was accepted by the FDA as a complete response, and the FDA has set a PDUFA goal date of December 28, 2024. Although no approvability issues regarding use of data from the Phase 1 clinical trial were noted in the CRL, the FDA reserves the right to review the BLA again in its entirety. We believe, based on published FDA guidance documents, public statements of companies with comparable product candidates, and past interactions with the FDA, that exclusively foreign clinical data from a single study may be acceptable to support marketing approval(s) under FDA regulations. If we prove to be incorrect, running additional studies in the U.S. will require substantial time, effort and financial resources or may not be possible at all.

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

On July 2, 2024, we announced that we had completed the resubmission of the cosibelimab BLA potentially addressing the approvability issues cited in the CRL. The resubmission was accepted by the FDA as a complete response, and the FDA has set a Prescription Drug User Fee Act (“PDUFA”) goal date of December 28, 2024. While we believe the BLA resubmission addresses all the approvability issues identified in the CRL, there is no guarantee that the FDA will ultimately agree that such issues have been successfully addressed and resolved or that new approvability issues will not be raised during the BLA resubmission review. Any inability to successfully work with the FDA to find a satisfactory solution to address any issues or concerns in a timely manner or at all during the review process for the BLA, including any inability to provide the FDA with data, analysis or other information sufficient to support an approval of the BLA, may adversely impact the prospects for FDA approval. In addition, an FDA inspection or re-inspection of any facility, including those of our third-party contract manufacturing organization (“CMO”) or otherwise, may further delay, or adversely impact, potential approval. We cannot guarantee that any of our facilities, including our third-party CMO’s facility, will pass any such inspection or reinspection. If we and our CMO are unable to adequately respond to and address any approvability issues or observations raised by FDA during the resubmission review, the approval of cosibelimab could be delayed or a second CRL could be issued. Therefore, it remains unclear when the FDA will approve our BLA, if at all. The previously received CRL, any additional CRLs, and any subsequent resulting delay in the development and approval of cosibelimab may prevent, decrease and/or delay expected revenue. Any of these risks could have a material impact on our business, operating results, and financial condition.

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

In 2023, our contract manufacturer for cosibelimab received certain observations from the FDA on Form 483 related to a multi-sponsor on-site inspection. In December 2023, the FDA issued a CRL for the cosibelimab BLA due to those inspection issues. In July 2024, we announced that we had completed a resubmission of the BLA to the FDA for cosibelimab to potentially address the approvability issues cited in the CRL. The resubmission was accepted by the FDA as a complete response, and the FDA has set a PDUFA goal date of December 28, 2024. The FDA’s review of our BLA resubmission requires a re-inspection of our third-party contract manufacturing organization. While we believe the BLA resubmission addresses all the issues identified in the CRL, there is no guarantee that the FDA will agree with the response and remediations in a timely manner or at all, that new issues will not be identified by FDA at our contract manufacturing organization, or that our third party-contract manufacturing organization will pass a regulatory inspection or re-inspection, which could negatively impact our ability to obtain regulatory approval for cosibelimab or obtain approval within reasonable timelines. If we and our CMO are unable to adequately respond to and address any approvability issues or observations raised by FDA during the resubmission review, the approval of cosibelimab could be delayed or a second CRL could be issued. Any further delays in approval will continue to increase our costs and could further delay or impede our ability to commence product sales and generate revenues.

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
31.1

Certification of Principal Executive Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2024.*

31.2

Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2024.*

32.1

Certification of Principal Executive Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2024.**

32.2

Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2024.**

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Checkpoint Therapeutics, Inc.
(Registrant)
Date : November 12, 2024	By:	/s/ James F. Oliviero
James F. Oliviero
President and Chief Executive Officer
(Principal Executive Officer)