Form 10-Q
period 2025-03-31
Checkpoint Therapeutics, Inc.
filed 2025-05-13
CIK 1651407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 9, 2025
Class A Common Stock, $0.0001 par value	700,000
Common Stock, $0.0001 par value	86,320,002

CHECKPOINT THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended March 31, 2025

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

Risks Related to Drug Development, and the Commercialization of our FDA Approved Product UNLOXCYT™

●	Because results of preclinical studies and clinical trials are not necessarily predictive of future results, any product or product candidate we advance may not have favorable results in later clinical trials. Moreover, interim, “top-line,” and preliminary data from our clinical trials that we announce or publish may change, or the perceived product profile may be impacted, as more patient data or additional endpoints are analyzed.
●	Besides UNLOXCYT, we may not receive the required regulatory approvals for any of our product candidates on our projected timelines, if at all, which may result in increased costs and delay our ability to generate revenue.
●	If UNLOXCYT, a product or product candidate demonstrates lack of efficacy or adverse side effects, we may need to abandon or limit the development or commercialization of such product candidate.
●	We may not obtain the desired labeling claims or intended uses for product or UNLOXCYT promotion, or favorable scheduling classifications, to successfully promote our products or UNLOXCYT.
●	Even if a product candidate is approved, such as UNLOXCYT, it may be subject to various post-marketing requirements, including studies or clinical trials, and increased regulatory scrutiny.
●	Approval of UNLOXCYT or one of our product candidates in the United States does not assure approval of UNLOXCYT in foreign jurisdictions.
●	Our competitors have developed or may develop treatments for UNLOXCYT’s or our products’ target indications, which could limit UNLOXCYT’s or our product candidates’ commercial opportunity and profitability.
●	If UNLOXCYT or our products are not broadly accepted by the healthcare community, the revenues from any such product will likely be limited.
●	Any successful products liability claim related to UNLOXCYT or any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of such products.

Risks Related to Our Finances and Capital Requirements

●	We have incurred significant losses since our inception and anticipate that we will incur continued losses for the foreseeable future. We have not generated any sales revenue from our development stage products, and we do not know when, or if, we will generate any revenue from sales of UNLOXCYT.
●	There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.
●	Our success is contingent upon raising additional capital for our development programs and commercialization efforts, which may fail. Even if successful, our future capital raising activities may dilute our current stockholders, restrict our operations, or require us to relinquish proprietary rights.
●	Our limited resources may cause us to fail to capitalize on programs, UNLOXCYT or product candidates presenting commercial opportunity or high likelihood of success.
●	Weakness in the U.S. economy, including within our geographic footprint, has adversely affected us in the past and may adversely affect us in the future.
●	Tariffs and other trade measures could adversely affect our business, results of operations, financial position and cash flows.

Risks Related to the Merger, our Business Strategy, Structure and Organization

●	Our future growth and success depend on our ability to successfully develop and commercialize our product candidates and UNLOXCYT, either ourselves, or through a distributor or partner.
●	There is no assurance that the proposed Merger among us, Sun Pharmaceutical Industries, Inc. and Snoopy Merger Sub, Inc. will be completed in a timely manner or at all. The pendency and/or completion of the Merger could have an adverse effect on the trading price of our common stock and our business, financial condition, and prospects.

●	Our future growth depends on our acquiring or in-licensing products or product candidates and integrating such products into our business.

Risks Related to Reliance on Third Parties

●	We rely, and will rely in the future, on third-party contract research organizations and contract manufacturers for the conduct of our preclinical and clinical studies and trials, for the completion of commercial and pre-commercial manufacturing, and for commercialization. If such third parties fail to perform contractual obligations, pass regulatory inspections, meet deadlines, comply with applicable regulations, or if our relationships with such third parties are disrupted, UNLOXCYT, or our product candidates may be delayed, and our revenue potential may be limited.
●	We rely on clinical data and results obtained by third parties, which may prove inaccurate or unreliable.

Risks Related to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.
●	We may be subject to anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Risks Related to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to obtain or maintain sufficient patent protection for our technology and products, our competitors could develop and commercialize products similar or identical to ours, impairing our ability to successfully commercialize, market and sell UNLOXCYT or potential products.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ patents.
●	Any dispute with our licensors may affect our ability to develop or commercialize UNLOXCYT or our product candidates.

Risks Related to Our Platform and Data

●	Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or third parties’ cybersecurity.

Risks Related to Our Control by Fortress Biotech, Inc. (“Fortress”)

●	Fortress controls a voting majority of our common stock and has the right to receive significant share grants annually, which will result in dilution of our other stockholders and could reduce the value of our common stock.
●	We have entered into certain agreements with Fortress and may have received better terms from unaffiliated third parties.

Risks Related to Conflicts of Interest

●	We share certain directors with Fortress, which could create conflicts of interest between us and Fortress.

Item 1. Financial Statements.

Checkpoint Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$33,042	$6,604
Prepaid expenses and other current assets	1,122	867
Total current assets	34,164	7,471
Total Assets	$34,164	$7,471

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$14,741	$17,465
Accounts payable and accrued expenses - related party	2,868	2,433
Common stock warrant liabilities	260	198
Total current liabilities	17,869	20,096
Total Liabilities	17,869	20,096

Commitments and Contingencies (Note 5)

Stockholders’ Equity (Deficit)
Common Stock ($0.0001 par value), 175,000,000 shares authorized as of March 31, 2025 and December 31, 2024
Class A common shares, 700,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common shares, 83,063,733 and 53,640,422 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	8	5
Common stock issuable, 0 and 2,386,808 shares as of March 31, 2025 and December 31, 2024, respectively	—	7,638
Additional paid-in capital	398,072	350,305
Accumulated deficit	(381,785)	(370,573)
Total Stockholders’ Equity (Deficit)	16,295	(12,625)
Total Liabilities and Stockholders’ Equity (Deficit)	$34,164	$7,471

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2025	2024
Revenue - related party	$—	$—

Operating expenses:
Research and development	3,788	8,497
General and administrative	7,361	2,451
Total operating expenses	11,149	10,948
Loss from operations	(11,149)	(10,948)

Other income (loss):
Interest income	1	4
Loss on common stock warrant liabilities	(62)	—
Foreign currency exchange loss	(2)	(1)
Total other income (loss)	(63)	3
Net Loss	$(11,212)	$(10,945)

Loss per Share:
Basic and diluted net loss per Class A common shares and common shares outstanding	$(0.19)	$(0.33)
Basic and diluted weighted average number of Class A common shares and common shares outstanding	59,823,565	32,930,977

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

For the Three Months Ended March 31, 2025

					Common	Additional		Total
	Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2024	700,000	$—	53,640,422	$5	$7,638	$350,305	$(370,573)	$(12,625)
Issuance of common shares - Founders Agreement	—	—	2,405,308	—	(7,638)	7,690	—	52
Stock-based compensation expense	—	—	3,150,000	—	—	1,956	—	1,956
Exercise of common stock warrants	—	—	23,868,003	3	—	38,121	—	38,124
Net loss	—	—	—	—	—	—	(11,212)	(11,212)
Balances at March 31, 2025	700,000	$—	83,063,733	$8	$—	$398,072	$(381,785)	$16,295

For the Three Months Ended March 31, 2024

					Common	Additional		Total
	Class A Common Shares		Common Shares		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2023	700,000	$—	27,042,035	$3	$3,419	$297,864	$(314,333)	$(13,047)
Issuance of common shares, net of offering costs - Registered direct offering	—	—	1,275,000	1	—	12,636	—	12,637
Issuance of common shares - Founders Agreement	—	—	193,905	—	—	396	—	396
Stock-based compensation expense	—	—	2,680,106	—	—	709	—	709
Exercise of pre-funded and common stock warrants	—	—	3,795,233	—	—	—	—	—
Net loss	—	—	—	—	—	—	(10,945)	(10,945)
Balances at March 31, 2024	700,000	$—	34,986,279	$4	$3,419	$311,605	$(325,278)	$(10,250)

The accompanying notes are an integral part of these condensed financial statements.

Checkpoint Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the three months ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(11,212)	$(10,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,956	709
Issuance of common shares - Founders Agreement	52	396
Loss on common stock warrant liabilities	62	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(255)	(284)
Accounts payable and accrued expenses	(2,724)	3,524
Accounts payable and accrued expenses - related party	435	126
Net cash used in operating activities	(11,686)	(6,474)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares - Registered direct offering	—	14,000
Payment of offering costs for the issuance of common shares - Registered direct offering	—	(1,213)
Cash received for exercise of warrants	38,124	—
Net cash provided by financing activities	38,124	12,787

Net increase in cash and cash equivalents	26,438	6,313
Cash and cash equivalents at beginning of period	6,604	4,928
Cash and cash equivalents at end of period	$33,042	$11,241

Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares - Founders Agreement	$7,638	$—
Issuance of common shares - Registered direct offering (offering costs incurred but not paid)	$—	$150

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

Recent Developments

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

On April 14, 2025, the Company, Parent and Merger Sub entered into an Amendment to the Merger Agreement (the “Merger Agreement Amendment”). Pursuant to the Merger Agreement Amendment, the shareholder voting standard to approve the Merger was amended in response to recently enacted amendments to the Delaware General Corporation Law, as amended. Other than as expressly set forth in the Merger Agreement Amendment, the Merger Agreement remains unmodified and in full force and effect in accordance with its terms.

On April 14, 2025, the Company filed the definitive proxy statement relating to the Merger. The special meeting of Company stockholders to vote on the Merger and related matters will be held on May 28, 2025, at 10:00 a.m., Eastern Time, solely in virtual format.

For a more detailed description of the Merger Agreement, see Note 10.

Liquidity, Capital Resources and Going Concern

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2025, the Company had an accumulated deficit of $381.8 million.

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

In July 2024, the Company closed on a registered direct offering (the “July 2024 Registered Direct Offering”) for the issuance and sale of an aggregate of 1,230,000 shares of its common stock at a purchase price of $2.05 per share of common stock. In addition, the offering includes 4,623,659 shares of common stock in the form of pre - funded warrants at a price of $2.0499. In a concurrent private placement, the Company issued and sold common warrants to purchase up to 5,853,659 shares of common stock. The common warrants will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise with an exercise price of $2.05 per share and will expire five years following the issuance date. The total gross proceeds from the July 2024 Registered Direct

Offering were approximately $12.0 million with net proceeds of approximately $11.0 million after deducting approximately $1.0 million in commissions and other transaction costs.

In November 2024, the Company received approximately $9.2 million from the exercise of warrants for the issuance of 3,256,269 shares of common stock with an exercise price of $2.821 per share. Due to the beneficial ownership limitation provisions in the securities purchase agreement, the shares were initially unissued and held in abeyance for the benefit of the holder until notice from the holder that the shares may be issued in compliance with the agreement. These shares were fully issued to the holder in February 2025.

In January 2025, the Company received approximately $2.1 million from the exercise of warrants for the issuance of 740,000 shares of common stock with an exercise price of $2.84 per share.

In March 2025, the Company received approximately $36.0 million from the exercise of warrants for the issuance of 21,691,003 shares of common stock with an average exercise price of $1.66 per share.

In April 2025, the Company received approximately $9.2 million from the exercise of warrants for the issuance of 3,256,269 shares of common stock with an exercise price of $2.821 per share.

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

The Company believes that its cash and cash equivalents are only sufficient to fund its operating expenses into the first quarter of 2026, assuming no exercises of outstanding common stock warrants. The Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these financial statements are issued. Management’s plans to alleviate the conditions that raise substantial doubt include reduced 2025 spending, including projected savings through delaying the development timelines of certain programs and the pursuit of additional cash resources through public or private equity or debt financings and potential partnerships. Management has concluded that the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements. The Company’s estimate as to how long it expects its existing cash to be able to continue to fund its operations is based on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. Further, changing circumstances, some of which may be beyond its control, could cause the Company to consume capital faster than it currently anticipates, and it may need to seek additional funds sooner than planned. The Company cannot be certain that additional funding will be available to it on acceptable terms, or at all.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They may not include all of the information and notes required by GAAP for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2024, which were included in the Company’s Form 10-K and filed with the SEC on March 28, 2025. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Segments

Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) to allocate resources and assess performance. The Company operates in one reportable segment, immunotherapy and targeted oncology therapy, which includes all activities related to the acquisition, development and commercialization of novel treatments for patients with solid tumor cancers, including UNLOXCYT (see Note 9).

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2024 Annual Report on Form 10-K.

Cash and Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Inventory

Prior to regulatory approval, the Company expensed costs relating to the production of inventory as research and development expense in the period incurred. Following regulatory approval, costs to manufacture those approved products will be capitalized. Inventories are stated at the lower of cost or estimated net realizable value with cost based on the first-in-first-out method. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified for use in clinical trials.

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

Pursuant to the Founders Agreement, the Company issued 2,386,808 shares of common stock to Fortress on January 1, 2025 for the Annual Equity Fee, representing 2.5% of the fully diluted outstanding equity of Checkpoint on January 1, 2025. Because the number of outstanding shares issuable to Fortress was determinable on January 1, 2025 prior to the issuance of the December 31, 2024 financial statements, the Company recorded approximately $7.6 million in research and development expense and a credit to Common shares issuable - Founders Agreement during the year ended December 31, 2024.

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

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. For tax positions that are more likely than not to be sustained upon audit, the Company recognizes the largest amount with a greater than 50% likelihood of being realized. The Company does not recognize any portion of the benefit for tax positions that are not more likely than not to be sustained upon audit. As of March 31, 2025, and December 31, 2024, the Company determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset.

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of Class A common shares and common shares outstanding during the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The following table summarizes potentially dilutive securities outstanding at March 31, 2025 and 2024 that were excluded from the computation of diluted net loss per share, as they would be anti-dilutive:

	March 31,
	2025	2024
Warrants (Note 6)	14,640,637	42,139,278
Stock options (Note 6)	127,000	127,000
Unvested restricted stock awards (Note 6)	6,618,198	3,742,676
Unvested restricted stock units (Note 6)	—	598,246
Total	21,385,835	46,607,200

Comprehensive Loss

The Company has no components of comprehensive loss other than net loss. Thus, comprehensive loss is the same as net loss for the periods presented.

Recently Issued Accounting Pronouncements

In January 2025, the Financial Accounting Standards Board issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Clarifying the Effective Date, to clarify the effective date of ASU 2024-03, which will require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. The guidance is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the new standard on its disclosures.

Note 3 - License Agreements

Dana-Farber Cancer Institute

In March 2015, the Company entered into an exclusive license agreement with Dana-Farber Cancer Institute (“Dana-Farber”) to develop a portfolio of fully human immuno-oncology targeted antibodies targeting programmed death-ligand 1 (“PD-L1”), Glucocorticoid-induced TNFR-related protein (“GITR”) and Carbonic anhydrase IX (“CAIX”). Dana-Farber is eligible to receive payments of up to an aggregate of approximately $21.5 million for each licensed product upon the Company’s successful achievement of certain clinical development and first commercial sale milestones, of which $5.0 million of these milestones have been expensed for the antibody targeting PD-L1. In addition, Dana-Farber is eligible to receive up to an aggregate of $60.0 million upon the Company’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales. Dana-Farber also receives an annual license maintenance fee of $50,000, which is creditable against future milestone payments or royalties.

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

Note 4 - Related Party Agreements

Agreements with Fortress

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

Under the Support Agreement, subject to the occurrence of the effective time of the Merger (the “Effective Time”), Fortress also agreed to forgo any further payment, dividend or distribution, or issuance or transfer of securities by the Company on or after the date of the Support Agreement pursuant to the Founders Agreement between Fortress and the Company and certain other agreements between Fortress and the Company. The Support Agreement further provides that effective immediately prior to, but conditioned upon the closing of the Merger, the Founders Agreement shall be terminated.

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

Effective March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Fortress. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of the Company’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of its Board of Directors, have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100 million at the beginning of the calendar year. The MSA shall be automatically extended for additional five-year periods unless Fortress or the Company provides notice to the other party of its desire not to automatically extend the term. For each of the three months ended March 31, 2025 and 2024, the Company recognized $125,000 in expense in the Condensed Statements of Operations related to the MSA.

Caribe BioAdvisors, LLC

In December 2016, the Company entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. In June 2023, Mr. Weiss assigned the agreement to Hawkins BioVentures, LLC. For the three months ended March 31, 2025 and 2024, the Company recognized approximately $32,000 and $27,000, respectively, in expense in its Condensed Statements of Operations related to the advisory agreement, including approximately $17,000 and $12,000 in expense related to annual equity incentive grants.

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

The Company and its board of directors have been named as defendants in lawsuits filed in New York state court regarding the proposed Merger. The actions are styled Collins v. Checkpoint Therapeutics, Inc., et al., No. 652730/2025 (the “Collins Action”) and Malone v. Checkpoint Therapeutics, Inc., et al., No. 652740/2025 (the “Malone Action”). The Complaints in the Collins and Malone Actions, which were filed on May 1 and May 2, 2025, respectively, assert claims against all defendants under New York law for negligent misrepresentation and concealment as well as negligence.

Finally, Checkpoint has received demand letters from purported Checkpoint stockholders generally alleging disclosure deficiencies in connection with the disclosures associated with the proposed Merger (the “Demand Letters”).

The Company believes that the allegations in the Securities Class Action, the Derivative Action, the Collins Action, the Malone Action, and the Demand Letters are without merit and intends to defend itself and its directors and executive officers vigorously. There is no assurance, however, that the Company or the other defendants will be successful in their defense of either of these allegations or that the Company’s insurance policy coverage will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Moreover, the Company is unable to predict the outcome or reasonably estimate a range of possible losses at this time.

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

As of March 31, 2025 and December 31, 2024, there were 700,000 shares of Class A common stock issued and outstanding to Fortress. The holders of common stock are entitled to one vote per share of common stock held. The Class A common stockholders are entitled to a number of votes per share equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding common stock and the denominator of which is the number of shares of Class A common stock. Accordingly, the holder of shares of Class A common stock will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Each share of Class A common stock is convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of common stock subject to adjustment for stock splits and combinations.

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

As of March 31, 2025, approximately $65.7 million of securities remain available for sale under the March 2023 Form S-3.

The Company may offer the securities under the Form S-3’s from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders.

Warrant Exercises

In November 2024, the Company received approximately $9.2 million from the exercise of warrants for the issuance of 3,256,269 shares of common stock with an exercise price of $2.821 per share. Due to the beneficial ownership limitation provisions in the securities purchase agreement, the shares were initially unissued and held in abeyance for the benefit of the holder until notice from the holder that the shares may be issued in compliance with the agreement. The final remaining 1,437,000 shares held in abeyance were issued to the holder in February 2025.

In January 2025, the Company received approximately $2.1 million from the exercise of warrants for the issuance of 740,000 shares of common stock with an exercise price of $2.84 per share.

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

Pursuant to the Founders Agreement, the Company issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the January 2024 Registered Direct Offering. Accordingly, the Company issued 193,905 shares of common stock to Fortress and recorded expense of approximately $396,000 related to these issuances, which is included in general and administrative expenses in the Company’s Condensed Statements of Operations for the three months ended March 31, 2024.

Pursuant to the Founders Agreement, the Company issued 2,386,808 shares of common stock to Fortress for the Annual Equity Fee, representing 2.5% of the fully diluted outstanding equity of Checkpoint on January 1, 2025 (see Notes 2 and 4). Because the number of outstanding shares issuable to Fortress was determinable on January 1, 2025 prior to the issuance of the December 31, 2024 financial statements, the Company recorded approximately $7.6 million in research and development expense and a credit to Common shares issuable - Founders Agreement during the year ended December 31, 2024.

Pursuant to the Founders Agreement, the Company issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the January 2025 warrant exercises noted above. Accordingly, the Company issued 18,500 shares of common stock to Fortress and recorded expense of approximately $52,000, which is included in general and administrative expenses in the Company’s Condensed Statements of Operations for the three months ended March 31, 2025.Pursuant to the terms of the Support Agreement entered into concurrently with the Merger Agreement, there were no shares issued to Fortress in relation to the warrant exercises in March 2025 noted above.

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

As of March 31, 2025, 4,860,406 shares are available for issuance under the 2015 Incentive Plan.

Restricted Stock Awards

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted stock award activity for the three months ended March 31, 2025:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested at December 31, 2024	4,887,499	$2.48
Granted	3,150,000	2.84
Vested	(1,419,301)	2.59
Non-vested at March 31, 2025	6,618,198	$2.63

As of March 31, 2025, there was $11.8 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units

All restricted stock units were performance-based with vesting upon the achievement of certain corporate milestones. In December 2024, the Company announced that the FDA granted approval of UNLOXCYT for the treatment of adults with metastatic CSCC or locally advanced CSCC who are not candidates for curative surgery or curative radiation. All outstanding restricted stock units vested upon this achievement and as of March 31, 2025, there were no restricted stock units outstanding.

Stock Options

The following table summarizes stock option award activity for the three months ended March 31, 2025:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Stock Options	Exercise Price	(in years)
Outstanding as of December 31, 2024	127,000	$8.88	7.60
Outstanding as of March 31, 2025	127,000	$8.88	7.35
Vested and exercisable as of March 31, 2025	121,000	$6.63	7.62

Upon the exercise of stock options, the Company will issue new shares of its common stock. The Company used the Black-Scholes Model for determining the estimated fair value of stock-based compensation related to stock options.

Warrants

A summary of warrant activities for the three months ended March 31, 2025 is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Warrants	Exercise Price	(in years)
Outstanding as of December 31, 2024	39,567,888	$2.10	3.09
Exercised	(22,431,003)	1.70
Expired	(2,496,248)	2.84
Outstanding as of March 31, 2025	14,640,637	$2.60	3.67

Upon the exercise of warrants, the Company will issue new shares of its common stock.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the three months ended March 31, 2025 and 2024 ($ in thousands):

	For the three months ended March 31,
	2025	2024
Research and development	$689	$490
General and administrative	1,267	220
Total stock-based compensation expense	$1,956	$709

Note 7 - Common Stock Warrant Liabilities

On December 16, 2022, the Company closed on an offering for the sale of shares of its common stock and pre-funded warrants as part of a registered direct offering. The common stock and the pre-funded warrants were sold together with Series A and Series B common stock warrants. The Company also issued the placement agent warrants to purchase shares of common stock as part of the offering. After the Company entered into an inducement agreement with a certain holder to exercise the Series A and Series B common stock warrants in October 2023, only the placement agent warrants remained outstanding from this offering.

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

The Company deemed the placement agent warrants issued in December 2022 to be classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside its control. The warrants were recorded at the time of closing at a fair value, determined by using the Black-Scholes Model, and will be revalued at each reporting period thereafter for as long as they remain outstanding. The Company revalued the warrants at March 31, 2025 and December 31, 2024, resulting in a fair value of approximately $260,000 and $198,000, respectively.

Common Stock
Warrant
Liabilities
Common Stock Warrant liabilities at December 31, 2024	$198
Change in fair value of Common Stock Warrant liabilities	62
Common Stock Warrant liabilities at March 31, 2025	$260

The Company used the Black-Scholes Model for determining the estimated fair value of the common stock warrant liabilities. A summary of the weighted average (in aggregate) significant unobservable inputs used in measuring the warrant liability is determined using Level 3 inputs as follows:

	March 31,	December 31,
	2025	2024
Exercise price	$5.41	$5.41
Volatility	114.9%	111.1%
Expected life	2.7	3.0
Risk-free rate	3.9%	4.3%
Dividend yield	—	—

Note 8 - Accounts Payable and Accrued Expenses

At March 31, 2025 and December 31, 2024, accounts payable and accrued expenses consisted of the following ($ in thousands):

	March 31,	December 31,
	2025	2024
Accounts payable	$5,113	$6,091
Accrued compensation	554	1,877
Accrued legal	2,987	1,243
Accrued Research and development	5,838	8,036
Other	249	218
Total accounts payable and accrued expenses	$14,741	$17,465

Note 9 - Segment Information

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

For the three months ended March 31, 2025 and 2024, the significant expense categories regularly provided to the CODM consisted of the following (in thousands):

	For the three months ended March 31,
	2025	2024
Revenue - related party	$—	$—

Operating expenses:
Employee Expenses	2,463	2,109
Stock-based Compensation	1,956	709
Fortress Founder’s Agreement and MSA Expenses	177	521
Manufacturing and Development Expenses	352	4,442
Clinical Expenses	605	1,300
Regulatory Expenses	20	303
License Fees	93	50
Legal & Accounting Expense	3,137	643
R&D Other Expense (1)	134	275
G&A Other Expense (2)	2,212	596
Total Operating Expenses	11,149	10,948

Other Segment Items (3)	(63)	3
Net Loss	$(11,212)	$(10,945)

(1) R&D Other Expense includes travel, consulting, and outside service expenses.

(2) G&A Other Expense includes travel, consulting, marketing, business development, investor relations and, outside services expenses. For 2025, it also includes other Merger related costs, including fees paid to financial advisors.

(3) Other Segment Items include interest income, foreign currency exchange loss, and loss on common stock warrant liabilities.

Note 10 - Merger Agreement

On March 9, 2025, the Company entered into a Merger Agreement with Sun Pharmaceutical Industries, Inc., a Delaware corporation, and Snoopy Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Sun Pharma. The Merger Agreement provides that, on the terms and subject to the conditions set forth in the Merger Agreement, Sun Pharma, Merger Sub and the Company will effect a Merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation of the Merger and a wholly owned subsidiary of Sun Pharma.

Pursuant to the Merger Agreement, at the Effective Time of the Merger, each share of common stock and each share of Class A common stock of the Company (collectively, the “Shares”) (including each Unvested Company Restricted Share (as defined in the Merger Agreement)) outstanding immediately prior to the Effective Time will be canceled and cease to exist and be converted into the right to receive (i) $4.10 in cash, without interest, and (ii) one non-tradable contingent value right (a “CVR”), which will represent the right to receive a contingent cash payment of up to $0.70 upon the achievement of a specified milestone, subject to and in accordance with the terms and conditions set forth in a Contingent Value Rights Agreement, substantially in the form attached as Exhibit B to the Merger Agreement (the “CVR Agreement”), in each case subject to applicable withholding taxes. This implies a total transaction value of up to approximately $416 million as of the date hereof. The Merger is expected to close in the second quarter of 2025.

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

Concurrently with the execution of the Merger Agreement, the Company entered into a Support Agreement with Parent and Fortress. Under the terms of the Support Agreement, Fortress has agreed to, among other things, during the term of the Support Agreement, (i) vote its Shares that it owns of record or beneficially, as well as any additional Shares it may acquire in favor of the adoption of the Merger Agreement and the approval of the Merger and the other transactions contemplated by the Merger Agreement, and against any acquisition proposal or any action, proposal, agreement, transaction or arrangement that is intended, or would reasonably expected, to result in a material breach of a covenant, representation or warranty or any obligation of the Company under the Merger Agreement or any of the conditions to the Company’s obligations under the Merger Agreement not being fulfilled or satisfied, (ii) not transfer any of its Covered Shares (subject to certain exceptions) and (iii) waive and not to exercise any appraisal rights in respect of such Covered Shares that may arise with respect to the Merger and not to commence or participate in, any class action or legal action (a) challenging the validity of, or seeking to enjoin or delay the operation of any provision of the Merger Agreement or (b) with respect to claims against the Company Board, or any committee thereof, Parent of Merger Sub relating to the Merger Agreement or the transactions contemplated thereby.

Under the Support Agreement, subject to the occurrence of the Effective Time, Fortress also agreed to forgo any further payment, dividend or distribution, or issuance or transfer of securities by the Company on or after the date of the Support Agreement pursuant to the Founders Agreement, dated as of July 11, 2016, as amended between Fortress and the Company and certain other agreements between Fortress and the Company. The Support Agreement further provides that effective immediately prior to, but conditioned upon the closing of the Merger, the Founders Agreement shall be terminated.

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

Concurrently with the execution of the Merger Agreement, the Company entered into a Royalty Agreement with Parent and Fortress pursuant to which following, and subject to the occurrence of, the Effective Time, Fortress will receive a royalty interest right based on worldwide net sales of certain products of the Company and Parent. The royalty interest right represents the right to receive quarterly cash payments of 2.5% of net sales of such products during the time period set forth in the Royalty Agreement.

Pursuant to the Merger Agreement, as of or prior to the Effective Time, the Company and Fortress will enter into a Transition Services Agreement, pursuant to which, from and after the Effective Time, Fortress would provide the Company with certain transition services as set forth in the Transition Services Agreement, for the period of time and in exchange for the compensation set forth therein.

The Company is currently evaluating the tax implications of the Merger.

Note 11 - Subsequent Events

On April 14, 2025, the Company, Parent and Merger Sub entered into the Merger Agreement Amendment. Pursuant to the Merger Agreement Amendment, the shareholder voting standard to approve the Merger was amended in response to recently enacted amendments to the Delaware General Corporation Law, as amended. Other than as expressly set forth in the Merger Agreement Amendment, the Merger Agreement remains unmodified and in full force and effect in accordance with its terms.

On April 14, 2025, the Company filed the definitive proxy statement relating to the Merger. The special meeting of Company stockholders to vote on the Merger and related matters will be held on May 28, 2025, at 10:00 a.m., Eastern Time, solely in virtual format.

In April 2025, the Company received approximately $9.2 million from the exercise of warrants for the issuance of 3,256,269 shares of common stock with an exercise price of $2.821 per share.

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

Recent Developments

On March 9, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sun Pharmaceutical Industries, Inc., a Delaware corporation (“Sun Pharma” or “Parent”), and Snoopy Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, on the terms and subject to the conditions set forth in the Merger Agreement, Parent, Merger Sub and us will effect a merger of Merger Sub with and into us (the “Merger”), with us continuing as the surviving corporation of the Merger and a wholly owned subsidiary of Parent. The Merger Agreement contains customary representations, warranties and covenants made by each of Parent, us and Merger Sub, including, among others, customary covenants regarding the operation of our business prior to the effective time of the Merger. For a more detailed description of the Merger Agreement, see Note 10 to our financial statements.

On April 14, 2025, the Company, Parent and Merger Sub entered into an Amendment to the Merger Agreement (the “Merger Agreement Amendment”). Pursuant to the Merger Agreement Amendment, the shareholder voting standard to approve the Merger was amended in response to recently enacted amendments to the Delaware General Corporation Law, as amended. Other than as expressly set forth in the Merger Agreement Amendment, the Merger Agreement remains unmodified and in full force and effect in accordance with its terms.

On April 14, 2025, the Company filed the definitive proxy statement relating to the Merger. The special meeting of Company stockholders to vote on the Merger and related matters will be held on May 28, 2025, at 10:00 a.m., Eastern Time, solely in virtual format.

To date, we have not generated any product sales from any products. In addition, we have incurred substantial operating losses since our inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2025, we have an accumulated deficit of $381.8 million.

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

For a discussion of our critical accounting estimates, see the MD&A in the 2024 Form 10-K. There were no material changes in our critical accounting estimates or accounting policies from December 31, 2024.

Accounting Pronouncements

In January 2025, the Financial Accounting Standards Board issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Clarifying the Effective Date, to clarify the effective date of ASU 2024-03, which will require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. The guidance is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of the new standard on our disclosures.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

Revenue

For the three months ended March 31, 2025 and 2024, we recognized no revenue.

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

For the three months ended March 31, 2025, research and development expenses were approximately $3.8 million, compared to $8.5 million for the three months ended March 31, 2024, a decrease of $4.7 million. The current period research and development expenses primarily consisted of $0.4 million related to manufacturing related costs, $0.6 million related to clinical costs, primarily for the CK-301-101 study, $1.6 million related to salary expenses, and $0.7 million related to non-cash stock compensation expense. The prior period research and development expenses primarily consisted of $4.4 million related to manufacturing related costs and inventory build, which is expensed prior to approval, to support a potential launch of UNLOXCYT, $1.3 million related to clinical costs, primarily for the CK-301-101 study, $1.5 million related to salary expenses, and $0.5 million related to non-cash stock compensation expense.

We anticipate our research and development expenses will remain relatively consistent for the remainder of 2025.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executives and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities, marketing and facilities-related expenses.

For the three months ended March 31, 2025, general and administrative expenses were approximately $7.4 million, compared to $2.5 million for the three months ended March 31, 2024, an increase of $4.9 million. The current period general and administrative expenses primarily consisted of non-cash stock compensation expense of $1.3 million, $0.5 million related to salary expenses, $3.1 million related to legal and accounting fees, with legal fees increasing due to costs related to the Merger, $1.5 million in other Merger related costs, including fees paid to financial advisors, $0.1 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the exercise of warrants, and $0.1 million related to investor relation fees. The prior period general and administrative expenses primarily consisted of non-cash stock compensation expense of $0.2 million, $0.4 million related to salary expenses, $0.6 million related to legal and accounting fees, $0.1 million related to investor relation fees, $0.1 million related to marketing costs, and $0.4 million related to our issuance of shares to Fortress pursuant to the Founders Agreement in connection with the sale of shares of our common stock.

We anticipate our general and administrative expenses will increase for the remainder of 2025, pending the outcome of the Merger.

Other Income (Expense)

For the three months ended March 31, 2025, interest income was approximately $1,000 compared to approximately $4,000 for the three months ended March 31, 2024, a decrease of approximately $3,000. The decrease was primarily due to a decrease in interest earned from money in interest bearing accounts between the periods.

For the three months ended March 31, 2025, the loss on common stock warrant liabilities was approximately $62,000. For the three months ended March 31, 2024, there was no change in the value of common stock warrant liabilities compared to December 31, 2023. The loss on common stock warrant liabilities is comprised of the fair value remeasurement of the common stock warrant liabilities on March 31, 2025 associated with the registered direct offering we completed in December 2022. We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For the three months ended March 31, 2025 and 2024, foreign currency exchange loss was approximately $2,000 and $1,000, respectively, which is comprised of the currency fluctuation when purchasing goods and services in another currency relative to the United States dollar.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2025, we had an accumulated deficit of $381.8 million.

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

In November 2024, we received approximately $9.2 million from the exercise of warrants for the issuance of 3,256,269 shares of common stock with an exercise price of $2.821 per share. Due to the beneficial ownership limitation provisions in the securities purchase agreement, the shares were initially unissued and held in abeyance for the benefit of the holder until notice from the holder that the shares may be issued in compliance with the agreement. These shares were fully issued to the holder in February 2025.

In January 2025, we received approximately $2.1 million from the exercise of warrants for the issuance of 740,000 shares of common stock with an exercise price of $2.84 per share.

In March 2025, we received approximately $36.0 million from the exercise of warrants for the issuance of 21,691,003 shares of common stock with an average exercise price of $1.66 per share.

In April 2025, we received approximately $9.2 million from the exercise of warrants for the issuance of 3,256,269 shares of common stock with an exercise price of $2.821 per share.

Our major sources of cash have been proceeds from the sale of equity securities and the exercise of warrants. We expect to use these proceeds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments.

We believe that our cash and cash equivalents are only sufficient to fund our operating expenses into the first quarter of 2026, assuming no exercises of outstanding common stock warrants. We will need to secure additional funds through equity or debt offerings, or other potential sources such as partnerships to fully develop and commercialize, if approved, our product candidates. Our estimate as to how long we expect our existing cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We cannot be certain that additional funding will be available on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern.

Cash Flows for the Three Months Ended March 31, 2025 and 2024

Operating Activities

Net cash used in operating activities was approximately $11.7 million for the three months ended March 31, 2025, compared to approximately $6.5 million for the three months ended March 31, 2024. The increase in net cash used in operating activities was primarily related to paying down accounts payables in the current period, as well as costs related to the Merger.

Investing Activities

There were no investing activities for the three months ended March 31, 2025 and 2024.

Financing Activities

Net cash provided by financing activities was $38.1 million for the three months ended March 31, 2025, compared to $12.8 million for the three months ended March 31, 2024. Cash provided by financing activities in the current period was from proceeds upon the exercise of warrants issued in previous registered direct offerings. The prior period amount was related to the net proceeds from the issuance of common shares as part of our January 2024 registered direct offering.

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

With respect to the quarter ended March 31, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2025 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We and our board of directors have been named as defendants in lawsuits filed in New York state court regarding the proposed Merger. The actions are styled Collins v. Checkpoint Therapeutics, Inc., et al., No. 652730/2025 (the “Collins Action”) and Malone v. Checkpoint Therapeutics, Inc., et al., No. 652740/2025 (the “Malone Action”). The Complaints in the Collins and Malone Actions, which were filed on May 1 and May 2, 2025, respectively, assert claims against all defendants under New York law for negligent misrepresentation and concealment as well as negligence.

Finally, we have received demand letters from purported stockholders generally alleging disclosure deficiencies in connection with the disclosures associated with the proposed Merger (the “Demand Letters”).

We believe that the allegations in the Securities Class Action, the Derivative Action, the Collins Action, the Malone Action, and the Demand Letters are without merit and intend to defend ourselves and our directors and executive officers vigorously. There is no assurance, however, that we or the other defendants will be successful in our or their defense of either of these allegations or that our insurance policy coverage will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible losses at this time.

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

The process of obtaining marketing approval, both in the United States and abroad, is expensive, may take many years if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in available therapies and standards of care, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our study design, including the control arm used in our study, or data are insufficient for approval and require additional preclinical studies or clinical trials. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain, such as with UNLOXCYT, may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

We have a limited operating history, and we have focused primarily on in-licensing and developing our product candidates, with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in November 2014 and have an accumulated deficit of $381.8 million as of March 31, 2025. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the pre-clinical and clinical development, and resulting regulatory approval request submissions, of our product candidates and launch and commercialize any product candidates for which we may receive regulatory approval, such as with UNLOXCYT, including building a commercial organization to address certain markets. We will require additional capital for the further development, and commercialization of UNLOXCYT or our product candidates, as well as to fund our other operating expenses and capital expenditures. We believe that our cash and cash equivalents are only sufficient to fund our operating expenses into the first quarter of 2026.

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

Our unaudited condensed financial statements as of March 31, 2025 have been prepared under the assumption that we will continue as a going concern for the next twelve months. We do not believe that our cash and cash equivalents are sufficient for the next twelve months after the date that our financial statements are issued. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining debt or equity financings or other arrangements. Our future success depends on our ability to raise capital. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations.

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

Tariffs and other trade measures could adversely affect our business, results of operations, financial position and cash flows.

Our business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. Our input costs for raw materials and other goods, chemical reagents and laboratory equipment, could be adversely affected by tariffs imposed by the U.S. government on products imported into the United States. Any imposition of or increase in tariffs on the goods we purchase could increase our inventory and research and development costs.

Additional tariffs, further trade restrictions and retaliatory trade measures could disrupt our supply chain and logistics, restrict or limit the availability of goods or supplies, cause adverse financial impacts due to volatility in foreign exchange rates and interest rates, and place inflationary pressures on raw materials. It may be time-consuming and expensive for us to alter our business operations to adapt to or comply with any changes in international trade policies and agreements and any failure to do so could have a material adverse effect on our business. Any potential impact will depend on future developments with respect to trade policy and the results of trade negotiations, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our business, results of operations and financial condition.

Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately reduced demand for our products. Such conditions could have a material adverse impact on our business, results of operations and cash flows.

Any rising trade and political tensions or unfavorable government policies on international trade may affect the demand for our drug products, the competitive position of our drug products, the hiring of research and development personnel, the import or export of raw materials in relation to drug development or prevent us from selling our drug products in certain countries.

Inadequate funding for the FDA, the SEC and other government agencies, including from government-shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels and statutory, regulatory and policy changes. As a result of such factors, average review times at the FDA have fluctuated in recent years. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect business operations of regulated entities. In addition, government funding of the SEC and other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have furloughed critical FDA, SEC and other government employees and have also stopped critical activities. Further, future government shutdowns could impact the ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We have received demands and could be subject to litigation related to the Merger, whether or not the Merger is consummated. Such demands or litigation may create uncertainty relating to the Merger, or delay or enjoin the Merger, and responding to such demands or litigation could divert management time and resources. In addition, such demands or litigation could potentially lead to our dissolution or bankruptcy if the costs associated with such demands or litigation are significant enough.

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

In addition to seeking patent protection for UNLOXCYT, our product candidates or any future product candidate, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position, particularly where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We limit disclosure of such trade secrets where possible but we also seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who do have access to them, such as our employees, our licensors, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and may unintentionally or willfully disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

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

The market price and trading volume of our common stock has been highly volatile and is likely to continue to be highly volatile. In addition, the stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of biotechnology and pharmaceutical companies. These broad market fluctuations may cause the market price of our stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business. See Part II, Item 1, Legal Proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have not furnished information under this item to the extent that such information previously has been included in our Annual Report on Form 10-K or in a Current Report on Form 8-K.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of March 9, 2025, by and among Checkpoint Therapeutics, Inc., Sun Pharmaceutical Industries, Inc., and Snoopy Merger Sub, Inc., filed as Exhibit 2.1 to Form 8-K filed on March 10, 2025 (File No. 001-38128) and incorporated herein by reference.##

2.2

Amendment to the Agreement and Plan of Merger, dated as of April 14, 2025, by and among Checkpoint Therapeutics, Inc., Sun Pharmaceutical Industries, Inc., and Snoopy Merger Sub, Inc., filed as Exhibit 2.1 to Form 8-K filed on April 15, 2025 (File No. 001-38128) and incorporated herein by reference.

3.1	Bylaw Amendment, dated as of March 9, 2025, filed as Exhibit 3.1 to Form 8-K filed on March 10, 2025 (File No. 001-38128) and incorporated herein by reference.

4.1

Letter Agreement, dated as of March 9, 2025, by and between Checkpoint Therapeutics, Inc. and Armistice Capital Master Fund Ltd., filed as Exhibit 4.1 to Form 8-K filed on March 10, 2025 (File No. 001-38128) and incorporated herein by reference.

10.1

Executive Employment Agreement, dated January 7, 2025, by and between William Garrett Gray and Checkpoint Therapeutics, Inc., filed as Exhibit 10.1 to Form 8-K filed on January 10, 2025 (File No. 001-38128) and incorporated herein by reference.#

10.2

Support Agreement, dated as of March 9, 2025, by and among Checkpoint Therapeutics, Inc., Sun Pharmaceutical Industries, Inc. and Fortress Biotech, Inc., filed as Exhibit 10.1 to Form 8-K filed on March 10, 2025 (File No. 001-38128) and incorporated herein by reference.##

31.1

Certification of Principal Executive Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2025.*

31.2

Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2025.*

32.1	Certification of Principal Executive Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2025.**

32.2	Certification of Principal Financial Officer of Checkpoint Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2025.**

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

# Management Compensation Arrangement.

## Certain portions of this exhibit have been omitted pursuant to Item 601(b) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Checkpoint Therapeutics, Inc.
(Registrant)

Date : May 13, 2025	By:	/s/ James F. Oliviero
James F. Oliviero
President and Chief Executive Officer
(Principal Executive Officer)